Form 10QSB
period 1996-03-31
TREMONT ADVISERS INC
filed 1996-05-14
CIK 880320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996
                                 --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________________ to __________________

Commission File Number:  33-89966
                         --------

                             TREMONT ADVISERS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)
                 Delaware                              06-1210532
                 --------                              ----------
      (State or other jurisdiction or               (I.R.S. Employer
       incorporation or organization)              Identification No)

                 555 Theodore Fremd Avenue, Rye, New York 10580
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 921-3400
                                 --------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X           No
             -----            -----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes                        No
             -----                     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on May 9, 1996 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,559,739 as of the same date.

                                      INDEX

                             Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements. (Unaudited)                            Page
                                                                      ----

    Condensed Consolidated Balance Sheet - March 31, 1996               1

    Condensed Consolidated Statements of Operations -
    three months ended March 31, 1996 and 1995                          2

    Condensed Consolidated Statements of Cash Flows -
    three months ended March 31, 1996 and 1995                          3

    Notes to Condensed Consolidated Financial Statements                4


Item 2.  Management's Discussion and Analysis or Plan of Operation      6



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURE                                                               8

                             Tremont Advisers, Inc.

                      Condensed Consolidated Balance Sheet

                                                                    March 31
                                                                      1996
                                                                      ----
                                                                   (Unaudited)
Assets
Current Assets
   Cash and cash equivalents                                        $  290,786
   Accounts receivable, less allowance for bad debts of $25,000        972,617
   Prepaid expenses and other                                           17,001
                                                                    ----------
Total current assets                                                 1,280,404

Investments in limited partnerships                                    677,033
Other investments                                                      145,900

Fixed assets, net                                                      205,771

Other assets                                                            47,002
                                                                    ----------
Total assets                                                        $2,356,110
                                                                    ==========


Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                            $  872,719
   Income taxes payable                                                    558
                                                                    ----------
Total current liabilities                                              873,277

Redeemable preferred stock:
   Series A Preferred Stock, $1 par value, 650,000 shares
     authorized, issued and outstanding - none                               -

Shareholders' equity:
   Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                               -
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding                12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 2,559,739 shares issued and outstanding                25,597
   Additional paid in capital                                        3,924,463
   Accumulated deficit                                              (2,480,074)
                                                                    ----------
Total shareholders' equity                                           1,482,833
                                                                    ----------
Total liabilities and shareholders' equity                          $2,356,110
                                                                    ==========


See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                   1996              1995
                                                 ------------------------

Revenues:
Consulting fees                                   $844,918         $585,400
Performance fees                                    76,047           31,073
Commissions                                         41,760                -
                                                  --------         --------
Total Revenues                                     962,725          616,473

Expenses:
Compensation                                       612,529          559,707
General and administrative                         229,025          214,072
Consulting                                          85,994           31,360
Depreciation and amortization                       29,573           17,341
                                                  --------         --------
Total expenses                                     957,121          822,480


Equity in earnings of limited partnerships          27,226           13,353
Loss from operations of joint venture               (9,100)               -
Other income, net                                    2,581            6,355
                                                  --------         --------

Income (loss) before income taxes                   26,311        (186,299)
Provision for income taxes                               -                -
                                                  --------         --------
Net income (loss)                                 $ 26,311       $ (186,299)
                                                 =========       ==========

Net income (loss) per Common Share                $    .01       $    ( .05)
                                                 =========       ==========

Weighted average Common Shares and
Common Share Equivalents outstanding             3,844,457        3,844,457
                                                 =========       ==========





See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                     1996              1995
                                                   ------------------------

Operating Activities
Net income (loss)                                   $ 26,311        $(186,299)
Adjustments to reconcile net income (loss)
  to cash used by operating activities:
  Depreciation and amortization                       29,573           17,341
  Equity in earnings of limited partnerships         (27,226)         (13,353)
  Loss from operations of joint venture                9,100                -
  Changes in operating assets and liabilities:
    Accounts receivable                             (254,377)        (219,287)
    Accounts payable and accrued expenses            129,399           41,673
    Income taxes payable                              (1,742)               -
    Other                                             13,222            9,072
                                                   ---------        ---------
Net cash used by operating activities                (75,740)        (350,853)

Investing activities
Purchase of fixed assets                              (2,695)          (4,800)
Investments in limited partnerships                  (85,928)               -
Investment in joint venture                                -          (40,000)
                                                   ---------        ---------
Net cash used by investing activities                (88,623)         (44,800)

Net decrease in cash and cash equivalents           (164,363)        (395,653)
Cash and cash equivalents at beginning of period     455,149          901,062
                                                   ---------        ---------
Cash and cash equivalents at end of period         $ 290,786        $ 505,409
                                                   =========        =========


See accompanying notes.

                             Tremont Advisers, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)



NOTE A - Subsidiaries of the Registrant

The wholly-owned subsidiaries of Tremont Advisers, Inc. (the "Company") are as follows:

                           Tremont Partners, Inc. (TPI)
                           Tremont (Bermuda) Limited (TBL)
                           Tremont Securities, Inc. (TSI)


NOTE B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Net Income (Loss) Per Common Share: Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, plus the effect of common stock equivalents in the periods where there is a dilutive effect.

Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At March 31, 1996, the Company had accounts receivable of $231,244 and $130,322 from Ultima Investments Limited and Wafra Global Fund Ltd., respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's net receivables at March 31, 1996.

NOTE C - Investments in Limited Partnerships

At March 31, 1996, TPI's investment in The Broad Market Fund, L.P. was $500,004 and represented 1.0% of the fund's net assets. Summarized unaudited financial information is as follows:

                                                       March 31, 1996
                                                       --------------
     Total Assets                                        $49,736,742
     Partners' Capital                                    48,987,658

                                                   Quarter ended March 31
                                                    1996               1995
                                                  ---------------------------

     Net investment income                       $   561,382       $1,509,903
     Net realized gain (loss) on investments       1,412,766         (845,129)
     Net income                                    1,974,148          664,774

NOTE D - Other Investments

At March 31, 1996, TBL's investment in joint venture was $25,900. Summarized unaudited financial information of the joint venture is as follows:

                                                         March 31, 1996
                                                         --------------
     Total Assets                                           $175,755
     Shareholders' Equity                                     64,856

                                                   Quarter ended March 31
                                                    1996               1995
                                                  ---------------------------

     Revenues                                     $  4,289            $   137
     Expenses                                       27,633              4,910
                                                  --------            -------
     Net loss                                     $(23,344)           $(4,773)
                                                  ========            =======


NOTE E - Accounts Payable and Accrued Expenses

Accrued expenses at March 31, 1996 consist of the following:


         Professional and consulting fees                      $670,309
         Accounts payable                                        64,250
         Compensation                                            40,000
         Due to limited partnership                              24,375
         Publications                                             7,132
         Other                                                   66,653
                                                               --------
                                                               $872,719
                                                               ========
Included in accrued professional and consulting fees is an amount accrued for alleged claims against the Company. (See Note F)

NOTE F - Contingencies

In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. The complaint against Ms. Manzke has been dismissed. With regard to the proceedings, discovery has been completed and the Company intends to defend its position vigorously. The Company has recorded reserves which it estimates will adequately cover any such liability to date although the reserves would not be sufficient to cover the entire claim in the event the plaintiff was to succeed on all claims asserted in the action. It is management's position that the ultimate resolution of the aforementioned claim will not have a material effect on the Company's consolidated financial statements. In the event the plaintiffs should prevail, the Company would be required to make payments. If the income to the Company from fees paid by Global Advisors Portfolio, N.V. remains a major portion of the Company's revenue, such payments could have a material impact on the Company's financial resources.

Item 2.  Management's Discussion and Analysis or Plan of Operation


The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly basis. The Company also receives asset-based fees for investments placed by Tremont (Bermuda) Limited in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to adjust the Company's focus to launching new products and take advantage of its growing world-wide relationships to expand its operations.

Consulting fees for the three months ended March 31, 1996 increased by $259,518 or approximately 44.3% as compared to the three months ended March 31, 1995. At the domestic subsidiary, Tremont Partners, Inc., consulting fees increased from $253,348 for the three months ended March 31, 1995 to approximately $458,366 for the three months ended March 31, 1996. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($90,808), The F.W. Thompson Fund, L.P. ($24,260), Minority Equity Trust
- -Chrysler ($35,956) and The Ultima Fund, L.P. ($22,095). At the foreign subsidiary, Tremont (Bermuda) Limited, consulting fees increased from $332,052 for the three months ended March 31, 1995 to approximately $386,552 for the three months ended March 31, 1996. The increase at this subsidiary is primarily due to increases in revenues from Kingate Global Fund Class B Shares ($58,618) and WAFRA Global Fund ($10,320). These increases, as well as others, were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($54,930) and Global Advisers Portfolio II, N.V. ($3,777). The increases or decreases in revenue were primarily as a result of increases or decreases in assets within the respective investment vehicle.

Performance fees for the first quarter of 1996 and 1995, respectively, relate solely to Global Advisor Portfolio II, N.V. The performance fees are based upon the underlying investment vehicle outperforming a pre-established benchmark.

Commissions increased by $41,760 during the first quarter of 1996 as a result of Tremont Securities, Inc. becoming a registered broker dealer on June 28, 1995.

Management expects for the remainder of 1996 that the Company will become less dependent on a small number of large clients, as the Company is developing relationships with a variety of additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute Tremont proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the three months ended March 31, 1996 by $52,822 or 9.4% as compared to the three months ended March 31, 1995, as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 23 at March 31, 1996 from 21 at March 31, 1995. In addition to the increase in the number of employees, compensation expense also increased due to salary increases of certain employees that became effective January 1, 1996 and as a result of increased health care costs due to the increase in the number of employees.

Consulting expenses increased in the first quarter of 1996 as compared to the first quarter of 1995 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, Tremont Securities, Inc. has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned are shared; this agreement became effective in June 1995 when Tremont Securities, Inc. became a registered broker dealer. Also, Tremont Partners, Inc.

has a revenue sharing arrangements with certain clients whose products were launched during 1995 subsequent to the closing of the first quarter.

The increase in depreciation and amortization is as a result of fixed asset purchases during 1995, after the end of the first quarter. These purchases consisted of computer equipment for the new employees that started during the year, software purchases, as well as a computer system network for the Bermuda office.

At March 31, 1996, the Company has made commitments for capital expenditures totaling $54,500.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Cash used in operations was $75,740 for the three months ended March 31, 1996 as compared to $350,853 in the comparable period of 1995. The $212,610 increase in net income for the period was offset by certain increases in working capital accounts. Accounts receivable balances increased $254,377 over 1995. Such increase was partially offset by increases in accounts payable and accrued expenses ($129,399).

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from these, as well as from existing products, will be sufficient to support future growth. The Company has no short term or long term debt obligations.

In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. The complaint against Ms. Manzke has been dismissed. With regard to the proceedings, discovery has been completed and the Company intends to defend its position vigorously. The Company has recorded reserves which it estimates will adequately cover any such liability to date although the reserves would not be sufficient to cover the entire claim in the event the plaintiff was to succeed on all claims asserted in the action. It is management's position that the ultimate resolution of the aforementioned claim will not have a material effect on the Company's consolidated financial statements. In the event the plaintiffs should prevail, the Company would be required to make payments. If the income to the Company from fees paid by Global Advisors Portfolio, N.V. remains a major portion of the Company's revenue, such payments could have a material impact on the Company's financial resources.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. The complaint against Ms. Manzke has been dismissed. With regard to the proceedings, discovery has been completed and the Company intends to defend its position vigorously. The Company has recorded reserves which it estimates will adequately cover any such liability to date although the reserves would not be sufficient to cover the entire claim in the event the plaintiff was to succeed on all claims asserted in the action. It is management's position that the ultimate resolution of the aforementioned claim will not have a material effect on the Company's consolidated financial statements. In the event the plaintiffs should prevail, the Company would be required to make payments. If the income to the Company from fees paid by Global Advisors Portfolio, N.V. remains a major portion of the Company's revenue, such payments could have a material impact on the Company's financial resources.


Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Tremont Advisers, Inc.


Date:     May 14, 1996       /s/Stephen T. Clayton
                                ------------------
                             Stephen T. Clayton
                             Chief Financial Officer
                             (Duly authorized Officer and
                             Principal Financial and Accounting
                             Officer)