Form 10-Q
period 1996-06-30
TREMONT ADVISERS INC
filed 1996-08-07
CIK 880320

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996
                                 -------------
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number:  33-89966
                         --------

                             TREMONT ADVISERS, INC.
       ------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                                            06-1210532
- --------------------------------                            ------------------
(State or other jurisdiction or                             (I.R.S. Employer
incorporation or organization)                              Identification No)

                 555 Theodore Fremd Avenue, Rye, New York 10580
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 921-3400
       ------------------------------------------------------------------
                           (Issuer's telephone number)

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

         Yes       X                 No
              ------------                ------------
       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING
                            THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes                        No
              ------------                ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on August 2, 1996 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,559,739 as of the same date.

                                      INDEX

                             Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                            Page

    Condensed Consolidated Balance Sheet - June 30, 1996                1

    Condensed Consolidated Statements of Operations -
    three and six months ended June 30, 1996 and 1995                   2

    Condensed Consolidated Statements of Cash Flows -
    three and six months ended June 30, 1996 and 1995                   3

    Notes to Condensed Consolidated Financial Statements                4


Item 2.  Management's Discussion and Analysis                           7



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             10

Item 4.  Submission of Matters to a Vote of Security Holders           10

Item 6.  Exhibits and Reports on Form 8-K                              10

    The following exhibit is included herein;

         Exhibit 27 - Financial Data Schedule

SIGNATURE                                                              10

                             Tremont Advisers, Inc.

                      Condensed Consolidated Balance Sheet

                                                                     June 30
                                                                      1996
                                                                   -----------
                                                                   (Unaudited)

Assets
Current Assets
   Cash and cash equivalents                                         $ 253,026
   Marketable securities                                               355,563
   Accounts receivable, less allowance for bad debts of $25,000        864,055
   Prepaid expenses and other                                           59,506
                                                                    ----------
Total current assets                                                 1,532,150

Investments in limited partnerships                                    702,039
Other investments                                                      217,408

Fixed assets, net                                                      225,870

Other assets                                                            46,107
                                                                    ----------
Total assets                                                        $2,723,574
                                                                    ==========
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                             $ 934,590
   Deferred revenue                                                     74,649
   Deferred income taxes payable                                        14,400
                                                                    ----------
Total current liabilities                                            1,023,639

Redeemable preferred stock:
   Series A Preferred Stock, $1 par value, 650,000 shares
     authorized, issued and outstanding - none                               -

Shareholders' equity:
   Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                               -
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding                12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 2,559,739 shares issued and outstanding                25,597
   Additional paid in capital                                        3,924,463
   Accumulated deficit                                              (2,393,275)
   Unrealized investment gain                                          130,303
                                                                    ----------
Total shareholders' equity                                           1,699,935
                                                                    ----------
Total liabilities and shareholders' equity                          $2,723,574
                                                                    ==========


See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                    Six Months Ended                  Three Months Ended
                                                         June 30                           June 30
                                                1996                 1995          1996                 1995
                                                -------------------------          -------------------------

Revenues
Consulting fees                               $1,745,180         $1,196,730       $ 900,261           $611,330
Performance fees                                 144,616             31,073          68,569                  -
Commissions                                       82,058                  -          40,298                  -
                                               ---------         ----------        --------          ---------
Total Revenues                                 1,971,854          1,227,803       1,009,128            611,330

Expenses
Compensation                                   1,235,416          1,099,249         622,887            539,542
General and administrative                       510,089            410,780         281,064            196,708
Consulting                                       167,216             53,068          81,222             21,708
Depreciation and amortization                     51,752             34,869          22,179             17,528
                                               ---------         ----------        --------          ---------
Total expenses                                 1,964,473          1,597,966       1,007,352            775,486

Equity in earnings of limited partnerships        52,232             37,783          25,006             24,430
Loss from operations of joint venture            (35,000)                 -         (25,900)                 -
Other income, net                                102,898             11,865         100,316              5,510
                                               ---------         ----------        --------          ---------

Income (loss) before income taxes                127,511           (320,515)        101,198           (134,216)
Provision for income taxes                        14,400                  -          14,400                  -
                                               ---------         ----------        --------          ---------
Net income (loss)                              $ 113,111         $ (320,515)       $ 86,798          $(134,216)
                                               =========         ==========        ========          =========

Net income (loss) per Common Share                $ 0.03            $ (0.08)         $ 0.02            $ (0.03)
                                               =========         ==========        ========          =========

Weighted average Common Shares and
Common Share Equivalents outstanding           3,844,457          3,844,457       3,844,457          3,844,457
                                               =========         ==========        ========          =========



See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                                  Six Months Ended
                                                                      June 30
                                                                1996              1995
                                                              ------------------------

Operating Activities

Net income (loss)                                              $113,111        $(320,515)
Adjustments to reconcile net income (loss)
  to cash provided  (used) by operating activities:
    Equity in earnings of limited partnerships                  (52,232)         (37,783)
    Loss from operations of joint venture                        35,000                -
    Depreciation and amortization                                51,752           34,869
    Gain on marketable securities                               (96,744)               -
    Changes in operating assets and liabilities:
    Accounts receivable                                        (145,815)        (124,886)
    Prepaid expenses                                            (24,846)         (16,031)
    Accounts payable and accrued expenses                       191,270              166
    Deferred revenue                                             74,649           (5,003)
    Income taxes payable                                         12,100                -
    Other                                                        (4,437)              88
                                                              ---------        ---------
Net cash provided (used) by operating activities                153,808         (469,095)

Investing activities
Investments in limited partnerships                             (85,928)               -
Investment in joint venture                                     (80,000)         (60,000)
Investment in other investments                                 (17,408)               -
Purchase of marketable securities                              (128,516)               -
Purchase of fixed assets                                        (44,079)          (4,800)
                                                              ---------        ---------
Net cash used by investing activities                          (355,931)         (64,800)

Net decrease in cash and cash equivalents                      (202,123)        (533,895)
Cash and cash equivalents at beginning of period                455,149          901,062
                                                              ---------        ---------
Cash and cash equivalents at end of period                    $ 253,026        $ 367,167
                                                              =========        =========

See accompanying notes.

                             Tremont Advisers, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Net Income (Loss) Per Common Share: Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, plus the effect of common stock equivalents in the periods where there is a dilutive effect.

Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At June 30, 1996, the Company had accounts receivable of $241,579 and $88,000 from Ultima Investments Limited and The Chrysler Minority Equity Trust, respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's net receivables at June 30, 1996.

Income Taxes: The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE B - Marketable Securities

Management determines whether marketable securities are to be classified as, trading or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as trading, are securities acquired (and generally held for short periods) to make a profit from short-term movements in market price. These securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities is based on the specific identification method.

At June 30, 1996, marketable securities include trading and available-for-sale securities as follows:

Trading:

                                                 Carrying           Fair
                                                   Value            Value
                                                --------          --------
                  Common Stock                  $130,077          $130,077
                                                ========          ========

Trading securities consist of 22,222 shares of common stock purchased at $1.50 per share, pursuant to appropriate exemptions, which are subject to a holding period. Simultaneous with the purchase of these shares in June 1996, Tremont (Bermuda) Limited ("TBL") entered into an agreement with a related party, that provides TBL the option to sell these shares to the related party at a price of $5.85 per share. As a result of this agreement, these shares were classified as trading securities, therefore an unrealized a gain of $96,744 is included in other income, net. (See Note F.)

Available-for-Sale:

                                                               Gross Unrealized       Fair
                                                   Cost              Gains            Value
                                                   ----        ----------------       -----
         Common Stock                             $95,183          $100,178          $195,361
         Common Stock Purchase Warrants                 -            30,125            30,125
                                                  -------          --------          --------
                                                  $95,183          $130,303          $225,486
                                                  =======          ========          ========

Available-for-sale securities consist of shares of common stock and the right to purchase shares of common stock ("common stock purchase warrants"). At June 30, 1996, TBL owns 35,417 shares of common stock, which were purchased at $2.69 per share, pursuant to appropriate exemptions, and are subject to a holding period which expires in August 1996.

In addition, TBL owns common stock purchase warrants, which entitles TBL to purchase 87,500 shares of common stock at $3.78 per share which expires October 19, 1998 and 18,750 shares of common stock of the Corporation at $3.63 per share which expires October 30, 1998, respectively. Such warrants were acquired pursuant to appropriate exemptions and have been valued at June 30, 1996 at $30,125.

NOTE C - Investments in Limited Partnerships

At June 30, 1996, TPI's investment in The Broad Market Fund, L.P. was $515,486 and represented 1.0% of the fund's net assets. Summarized unaudited financial information is as follows:

                                                                June 30, 1996
                                                                -------------
                  Total Assets                                   $50,104,082
                  Partners' Capital                               50,027,492



                                                                            Six Months ended June 30
                                                                          1996                   1995
                                                                          ---------------------------
                  Net investment income                                   $ 297,658         $  202,526
                  Net unrealized gain (loss) on investments                 631,610          1,447,801
                  Net realized gain (loss) on investments                 2,440,000            (43,494)
                  Net income                                              3,369,268          1,606,832


NOTE D - Other Investments

At June 30, 1996, TBL's investment in joint venture (N-Compass Financial Services Limited) was $80,000. Summarized unaudited financial information of the joint venture is as follows:

                                                                June 30, 1996
                                                                -------------
                  Total assets                                    $262,295
                  Shareholders' equity (deficit)                   (18,338)


                                                                             Six Months ended June 30
                                                                             1996                1995
                                                                           -----------------------------
                  Revenues                                                 $  46,995           $  5,211
                  Expenses                                                   153,532             53,849
                                                                           ---------           --------
                  Net loss                                                 $(106,537)          $(48,638)
                                                                           ==========          =========


NOTE E - Accounts Payable and Accrued Expenses

Accrued expenses at June 30, 1996 consist of the following:

         Professional and consulting fees                      $699,648
         Compensation                                           103,000
         Accounts payable                                        90,521
         Other                                                   40,863
                                                                -------
                                                               $934,032

Included in accrued professional and consulting fees is an amount accrued for alleged claims against the Company. (See Note G)

NOTE F - Other Income (Expense), Net

                                                    Six Months Ended                  Three Months Ended
                                                        June 30                            June 30
                                                   1996           1995                1996            1995
                                                 -----------------------            ------------------------
         Interest income                         $  6,154        $11,865            $  3,572          $5,510
         Investment gain (see Note B)              96,744              -              96,744               -
                                                 --------        -------            --------          ------
                                                 $102,898        $11,865            $100,316          $5,510
                                                 ========        =======            ========          ======

NOTE G - Contingencies

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Tremont Advisers, Inc. (the "Company") revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly basis. The Company also receives asset-based fees for investments placed by its foreign subsidiary, Tremont (Bermuda) Limited ("TBL"), in certain offshore mutual funds. The Company provides other consulting services generally on a fixed-fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to adjust the Company's focus to launching new products and take advantage of its growing world-wide relationships in order to expand its operations.

Consulting fees for the Company for the six months ended June 30, 1996 increased by $548,450, or approximately 45.8%, as compared to the six months ended June 30, 1995. At the domestic subsidiary, Tremont Partners, Inc., ("TPI") consulting fees increased from $562,021 for the six months ended June 30, 1995 to approximately $982,500 for the six months ended June 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($177,641), The F.W. Thompson Fund, L.P. ($51,646), Minority Equity Trust - Chrysler ($56,637) and The Ultima Fund, L.P. ($51,349). TBL consulting fees increased from $634,709 for the six months ended June 30, 1995 to approximately $762,680 for the six months ended June 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from Kingate Global Fund Class B Shares ($111,677), Ultima Investments Limited ($36,894) and WAFRA Global Fund ($20,220). These increases in revenues, as well as other increases in revenues, at TBL were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($104,193) and Global Advisors Portfolio II, N.V. ($10,721). The increases or decreases in revenue were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

Consulting fees for the Company for the three months ended June 30, 1996 increased by $288,931, or approximately 47.3%, as compared to the three months ended June 30, 1995. TPI consulting fees increased from $308,675 for the three months ended June 30, 1995 to approximately $524,132 for the three months ended June 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($86,833), The F.W. Thompson Fund, L.P. ($27,386), Minority Equity Trust - Chrysler ($20,681) and The Ultima Fund, L.P. ($29.254). TBL consulting fees increased from $302,655 for the three months ended June 30, 1995 to approximately $376,129 for the three months ended June 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from Kingate Global Fund Class B Shares ($53,059), Ultima Investments Limited ($22,071) and WAFRA Global Fund ($9,900). These increases in revenues, as well as other increases in revenues, at TBL were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($49,263) and Global Advisors Portfolio II, N.V. ($6,943). The increases or decreases in revenues were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

Performance fees for the six months ended June 30 1996 and 1995, respectively, relate to Global Advisor Portfolio II, N.V. ($76,047 and $31,073, respectively) and to One World Capital Partners Limited ($18,842 in 1996) and Zeron Capital Management Limited ($49,727 in 1996). The performance fees are based upon the underlying investment vehicles outperforming pre-established benchmarks.

Commissions increased by $82,058 and $40,298, respectively, for the six and three months ended June 30, 1996 as a result of the commissions received by the Company's wholly owned subsidiary, Tremont Securities, Inc. ("TSI"), which became a registered broker dealer on June 28, 1995.

Management believes that, for the remainder of 1996, the Company will become less dependent on a small number of large clients, as the Company is developing relationships with a variety of additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute Tremont proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the three and six months ended June 30, 1996 by $83,345, or 15.4%, and $136,167, or 12.4%, over the similar periods in 1995, as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 26 at June 30, 1996 from 20 at June 30, 1995. In addition to the increase in the number of employees, compensation expense also increased due to salary increases of certain employees that became effective January 1, 1996 and as a result of increased health care costs due to the increase in the number of employees.

General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, outside professional fees and other related expenses. General and administrative expenses were $510,089 and $410,780 for the six months ended June 30, 1996 and 1995, respectively, representing 25.9% and 33.4% of revenues, respectively. General and administrative expenses were $281,064 and $196,708 for the three months ended June 30, 1996 and 1995, respectively, representing 27.8% and 32.2% of revenues, respectively. The increases in general and administrative expenses were primarily due to costs related to the Company's continued expansion to service its business growth. The decreases, however, in general and administrative expenses as a percentage of revenues for the comparable three and six month periods were attributable to the increase in revenues from the Company's proprietary products, expansion of its client base, and in conjunction with cost containment measures.

Consulting expenses increased during the first and second quarters of 1996, as compared to the similar periods of 1995 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared; this agreement became effective in June 1995 when TSI became a registered broker dealer. Also, TPI has revenue sharing arrangements with respect to certain clients whose products were launched during 1995 subsequent to the closing of the first quarter.

The increase in depreciation and amortization is as a result of fixed asset purchases during 1995, after June 30, 1995. These purchases consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for TBL. At June 30, 1996, the Company has made commitments for capital expenditures totaling $27,000. The Company made capital expenditures of $44,079 during the six months ended June 30, 1996.

Other income increased for the three and six months ended June 30, 1996 by $94,800 and $91,033, respectively, over similar periods in 1995. Other income in 1996 includes an investment gain of $96,744. At June 30, 1996, TBL owns additional shares of common stock of a public company which were purchased at $2.69 per share ($95,183 cost), pursuant to appropriate exemptions and are subject to a holding period, which expires in August 1996. The fair value at June 30, 1996 was $195,361. In addition, TBL has certain warrants to purchase common stock in this company, which entitle TBL to purchase 87,500 shares of common stock at $3.78 per share until October 19, 1998 and 18,750 shares of common stock at $3.63 per share until October 30, 1998, respectively. Such warrants were acquired pursuant to appropriate exemptions and have been valued at June 30, 1996 at $30,125.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

TBL is currently in the process of forming Tremont International Insurance, Ltd. ("TIIL"), a Cayman Island corporation. TIIL will offer certain deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. At June 30, 1996, TBL has invested $12,500, which is included in other investments, and has an additional commitment to fund $60,000 for its 24.9% share of TIIL.

Cash provided by operations was $153,808 for the six months ended June 30, 1996, as compared to cash used in operations of $469,095 in the comparable period of 1995. The $433,626 increase in net income for the period was the primary cause of this improvement. The net cash used for investing activities increased by $291,131 primarily as a result of purchases of marketable securities and increased net contributions to the Company's proprietary products.

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from these, as well as from existing products, will be sufficient to support future growth. The Company has no short-term or long-term debt obligations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 13, 1996, the stockholders elected the following to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

                                                    For            Withheld
                                                 ---------         --------
                  Sandra L. Manzke               5,544,396           8,664
                  Robert I. Schulman             5,544,396           8,664
                  John L. Keeley, Jr.            5,544,396           8,664
                  Jimmy L. Thomas                5,544,356           8,704

The stockholders also voted to ratify the selection of Ernst & Young LLP to serve as the Company's auditors for the fiscal year ending December 31, 1996. The vote was as follows:

                              For             Against          Abstain
                              ---             -------          -------
                           5,548,920           4,140              -

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibit is included herein;
                Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Tremont Advisers, Inc.

Date:    August 6, 1996                     /s/Stephen T. Clayton
                                               ------------------
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)