Form 10QSB
period 1996-09-30
TREMONT ADVISERS INC
filed 1996-11-12
CIK 880320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

                                       or

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

(State or other jurisdiction or            (I.R.S. Employer Identification No)
 incorporation or organization)

                555 Theodore Fremd Avenue, Rye, New York 10580
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on November 8, 1996 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,559,739 as of the same date.

                                      INDEX

                             Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)                                  Page

    Condensed Consolidated Balance Sheet - September 30, 1996                1

    Condensed Consolidated Statements of Operations -
    nine and three months ended September 30, 1996 and 1995                  2

    Condensed Consolidated Statements of Cash Flows -
    nine months ended September 30, 1996 and 1995                            3

    Notes to Condensed Consolidated Financial Statements                     4


Item 2.  Management's Discussion and Analysis                                7



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10

    The following exhibit is included herein;

         Exhibit 27 - Financial Data Schedule

SIGNATURE                                                                   10

                             Tremont Advisers, Inc.

                      Condensed Consolidated Balance Sheet

                                                                 September 30
                                                                     1996
                                                                  ----------
                                                                 (Unaudited)
Assets
Current Assets
   Cash and cash equivalents                                       $ 540,866
   Accounts receivable, less allowance for bad debts of $25,000      888,987
   Prepaid expenses and other                                         52,998
                                                                  ----------
Total current assets                                               1,482,851

Investments in limited partnerships                                  725,594
Other investments                                                    277,168

Fixed assets, net                                                    218,008

Other assets                                                          35,390
                                                                  ----------
Total assets                                                      $2,739,011
                                                                  ==========


Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                           $ 970,668
   Deferred revenue                                                   41,804
   Deferred income taxes payable                                      44,400
                                                                  ----------
Total current liabilities                                          1,056,872

Redeemable preferred stock:
   Series A Preferred Stock, $1 par value, 650,000 shares
     authorized, issued and outstanding - none                             -

Shareholders' equity:
   Preferred Stock, $1 par value, 350,000 shares
     authorized, issued and outstanding - none                             -
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding              12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 2,559,739 shares issued and outstanding              25,597
   Additional paid in capital                                      3,924,463
   Accumulated deficit                                            (2,280,768)
                                                                  ----------
Total shareholders' equity                                         1,682,139
                                                                  ----------
Total liabilities and shareholders' equity                        $2,739,011
                                                                  ==========


See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended                 Three Months Ended
                                                             September 30                       September 30
                                                       1996                 1995          1996                 1995
                                                       -------------------------          -------------------------


Revenues
Consulting fees                                       $2,795,365      $2,006,992          $1,050,185       $810,262
Performance fees                                         172,482          35,488              27,866          4,415
Commissions                                              142,893          81,387              60,835         81,387
                                                       ---------       ---------           ---------       --------
Total Revenues                                         3,110,740       2,123,867           1,138,886        896,064

Expenses
Compensation                                           1,863,211       1,605,455             627,795        506,206
General and administrative                               805,236         690,134             295,146        279,354
Consulting                                               278,121         140,715             110,905         87,647
Depreciation and amortization                             75,316          57,627              23,564         22,758
                                                       ---------       ---------           ---------       --------
Total expenses                                         3,021,884       2,493,931           1,057,410        895,965


Equity in earnings of limited partnerships                75,787          55,171              23,561         17,388
Loss from operations of joint venture                    (35,000)        (10,000)                  -        (10,000)
Other income, net                                        140,374          15,386              37,470          3,521
                                                       ---------       ---------           ---------       --------

Income (loss) before income taxes                        270,017        (309,507)            142,507         11,008
Provision for income taxes                                44,400               -              30,000              -
                                                       ---------       ---------           ---------       --------

Net income (loss)                                      $ 225,617       $(309,507)          $ 112,507       $ 11,008
                                                       =========       ==========          =========       ========

Net income (loss) per Common Share                     $     .06       $    (.08)          $     .03       $      -
                                                       =========       ==========          =========       ========



Weighted average Common Shares and
Common Share Equivalents outstanding                   3,844,457       3,844,457           3,844,457      3,844,457
                                                       =========       =========           =========      =========




See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                            1996                     1995
                                                                          -------------------------------

Operating activities
Net income (loss)                                                          $225,617             $(309,507)
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating activities:
          Depreciation and amortization                                      75,316                57,627
          Realized gain on marketable securities                           (130,874)                    -
          Equity in earnings of limited partnerships                        (75,787)              (55,171)
          Loss from operations of joint venture                              35,000                10,000
          Changes in operating assets and liabilities:
          Accounts receivable                                              (170,747)             (228,799)
          Prepaid expenses and other                                        (18,338)               (5,421)
          Accounts payable and accrued expenses                             227,348                72,822
          Deferred revenue                                                   41,804                 4,406
          Income taxes payable                                               42,100                22,652
          Other                                                               5,387               (22,581)
                                                                           ---------             --------
Net cash provided (used) by operating activities                            256,826              (453,972)

Investing activities
Purchase of fixed assets                                                    (58,887)              (27,300)
Purchase of marketable securities                                          (128,516)                    -
Investments in limited partnerships                                         (85,928)              (65,100)
Investment in joint venture                                                 (80,000)              (70,000)
Investment in other investments                                             (77,168)                    -
Sale of marketable securities                                               259,390                     -
Unrealized gains on other investments                                             -                14,822
                                                                           ---------             --------
Net cash used by investing activities                                      (171,109)             (147,578)

Net increase (decrease) in cash                                              85,717              (601,550)
Cash and cash equivalents at beginning of period                            455,149               901,062
                                                                           ---------             --------
Cash and cash equivalents at end of period                                 $540,866              $299,512
                                                                           ========              ========


See accompanying notes.

                             Tremont Advisers, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Net Income (Loss) Per Common Share: Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, plus the effect of common stock equivalents in the periods where there is a dilutive effect.

Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At September 30, 1996, the Company had accounts receivable of $232,299 and $96,140 from Ultima Investments Limited and The Chrysler Minority Equity Trust, respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's net receivables at September 30, 1996.

Income Taxes: The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE B - Marketable Securities

Management determines whether marketable securities are to be classified as trading or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as trading are securities acquired (and generally held for short periods) to make a profit from short-term movements in market price. These securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost of securities is based on the specific identification method.

At September 30, 1996, Tremont (Bermuda) Limited ("TBL") owns warrants, to purchase 87,500 shares of common stock of an unaffiliated public corporation at $3.78 per share which expire October 19, 1998, and 18,750 shares of common stock at $3.63 per share which expire October 30, 1998, respectively. Such warrants were acquired pursuant to appropriate exemptions and have been valued at zero at September 30, 1996.

NOTE C - Investments in Limited Partnerships

At September 30, 1996, TPI's investment in The Broad Market Fund, L.P. was $537,995. Summarized unaudited financial information of The Broad Market Fund, L.P. is as follows:

                                                      September 30, 1996
                                                      ------------------
     Total Assets                                         $63,013,274
     Partners' Capital                                     61,890,891

                                                 Nine Months ended September 30
                                                     1996                1995
                                               --------------------------------

     Net investment income                        $  414,103         $  310,564
     Net unrealized gain on investments               42,707            259,413
     Net realized gain on investments              5,176,857          2,104,208
                                                  ----------         ----------
     Net income                                   $5,633,667         $2,674,185
                                                  ==========         ==========

NOTE D - Other Investments

At September 30, 1996, TBL's investment in joint venture (N-Compass Financial Services Limited) was $80,000. Summarized unaudited financial information of the joint venture is as follows:

                                                    September 30, 1996
                                                    ------------------
     Total assets                                       $192,066
     Shareholders' deficit                               (87,293)

                                              Nine Months ended September 30
                                                  1996               1995
                                              ------------------------------

     Revenues                                   $ 83,854           $ 16,647
     Expenses                                    259,347            151,798
                                                --------           --------
     Net loss                                   $175,493           $135,151
                                                ========           ========

At September 30, 1996, TBL's investment in Tremont International Insurance, Ltd. ("TIIL"), a Cayman Island Corporation, was $72,260 representing 24.9% ownership. TIIL is still in the formative stages and therefore has not generated revenues. TIIL will offer certain deferred variable annuities, variable life insurance and other insurance contracts to customers not resident in the Cayman Islands.

NOTE E - Accounts Payable and Accrued Expenses

Accrued expenses at September 30, 1996 consist of the following:


     Professional and consulting fees                             $686,805
     Accounts payable                                              127,788
     Compensation                                                   93,500
     Other                                                          62,575
                                                                  --------
                                                                  $970,668
                                                                  ========

Included in accrued professional and consulting fees is an amount accrued for alleged claims against the Company. (See Note G)

NOTE F - Other Income (Expense), Net

                                                  Nine Months Ended                 Three Months Ended
                                                    September 30                       September 30
                                                 1996           1995                1996            1995
                                             -----------------------            ------------------------
     Interest income                          $ 9,500       $ 15,386             $ 3,340         $ 3,521
     Realized investment gain                 130,874              -              34,130               -
                                             --------       --------            --------         -------
                                             $140,374       $ 15,386            $ 37,470         $ 3,521
                                             ========       ========            ========         =======

NOTE G - Contingencies

In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. The complaint against Ms. Manzke has been dismissed. Global Advisors Portfolio, N.V. has terminated TBL effective as of the close of business on November 15, 1996, and as a result, no further fees will be generated after that date. With regard to the proceedings, a trial date has been set for December 1996 and the Company intends to defend its position vigorously. The Company has recorded reserves which it estimates will adequately cover any such liability to date although the reserves would not be sufficient to cover the entire claim in the event the plaintiff was to succeed on all claims asserted in the action. It is management's belief that the ultimate resolution of the aforementioned claim will not have a material effect on the Company's consolidated financial statements. In the event the plaintiffs should prevail, the Company would be required to make payments. Such payments could have a material impact on the Company's financial resources.

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

Consulting fees for the Company for the nine months ended September 30, 1996 increased by $788,373, or approximately 39.3%, as compared to the nine months ended September 30, 1995. At the domestic subsidiary, Tremont Partners, Inc., ("TPI") consulting fees increased from $1,014,908 for the nine months ended September 30, 1995 to $1,570,550 for the nine months ended September 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($249,400), The F.W. Thompson Fund, L.P. ($77,937), The Chrysler Minority Equity Trust ($87,531) and The Ultima Fund, L.P. ($86,826). TBL consulting fees increased from $992,084 for the nine months ended September 30, 1995 to $1,224,815 for the nine months ended September 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($187,881), Ultima Investments Limited ($51,206), CCI Long-Short Offshore Fund ($30,000) and WAFRA Global Fund Ltd. ($20,255). These increases in revenues, as well as other increases in revenues, at TBL were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($157,437) and Global Advisors Portfolio II, N.V. ($18,706). The increases or decreases in revenue were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

Consulting fees for the Company for the three months ended September 30, 1996 increased by $239,923, or approximately 29.6%, as compared to the three months ended September 30, 1995. TPI consulting fees increased from $452,887 for the three months ended September 30, 1995 to $588,100 for the three months ended September 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($71,758), The F.W. Thompson Fund, L.P. ($26,291), The Chrysler Minority Equity Trust ($30,894) and The Ultima Fund, L.P. ($35,477). TBL consulting fees increased from $357,375 for the three months ended September 30, 1995 to $462,085 for the three months ended September 30, 1996. The increase at this subsidiary is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($76,204), CCI Long-Short Offshore Fund ($30,000) and Ultima Investments Limited ($14,312). These increases in revenues, as well as other increases in revenues, at TBL were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($53,244) and Global Advisors Portfolio II, N.V. ($7,985). The increases or decreases in revenues were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

Performance fees for the nine months ended September 30, 1996 and 1995, respectively, which relate to Global Advisor Portfolio II, N.V. were $76,047 and $35,488, respectively. In addition, for the nine months ended September 30, 1996 other performance fees earned were: i) One World Capital Partners Limited ($18,842), ii) Purchase Offshore Ltd. ($14,709), iii) Wisdom Tree Offshore, Ltd. ($13,157) and iv) Zeron Capital Management Limited ($49,727). The performance fees earned are based upon the underlying investment vehicles outperforming pre-established benchmarks.

Each of Global Advisors Portfolio, N.V. and Global Advisors Portfolio II, N.V. have terminated TBL effective as of the close of business on November 15, 1996, and as a result, no further fees will be generated after that date. Management believes these terminations will not have a material impact on the Company's financial statements on a going forward basis.

Commissions increased $61,506 for the nine months ended September 30, 1996 or approximately 75.6%, as compared to the nine months ended September 30, 1995 as a result of the commissions received by the Company's wholly-owned subsidiary, Tremont Securities, Inc. ("TSI"), which became a registered broker dealer on June 28, 1995.

Commissions decreased by $20,552 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, primarily as a result of lower commissions earned on trading activity, despite an increase of 105% in such activity.

Management believes that, for the remainder of 1996, the Company will become less dependent on a small number of large clients, as the Company is developing relationships with a variety of additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute Tremont proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

Compensation expense increased for the nine and three months ended September 30, 1996 by $257,756, or 16%, and $121,589 or 24%, respectively, over the similar periods in 1995, as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 26 at September 30, 1996 from 20 at September 30, 1995. In addition to the increase in the number of employees, compensation expense also increased due to salary increases for certain employees that became effective January 1, 1996 and as a result of increased health care costs due to the increase in the number of employees.

General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, outside professional fees and other related expenses. General and administrative expenses were $805,236 and $690,134 for the nine months ended September 30, 1996 and 1995, respectively, representing 25.9% and 32.5% of revenues, respectively. General and administrative expenses were $295,146 and $279,354 for the three months ended September 30, 1996 and 1995, respectively, representing 25.9% and 31.2% of revenues, respectively. The increases in general and administrative expenses were primarily due to costs related to the Company's continued expansion to service its business growth. The decreases, however, in general and administrative expenses as a percentage of revenues for the comparable nine and three month periods were attributable to the increase in revenues from the Company's proprietary products, expansion of its client base, and the positive results from cost containment measures.

Consulting expenses increased during the first three quarters of 1996, as compared to the similar periods of 1995 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared; this agreement became effective in June 1995 when TSI became a registered broker dealer. Also, TPI has revenue sharing arrangements with respect to certain clients whose products were launched during 1995 subsequent to the closing of the first quarter.

The increase in depreciation and amortization is as a result of fixed asset purchases after September 30, 1995. These purchases consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for TBL. At September 30, 1996, the Company has made commitments for capital expenditures totaling $27,000. The Company made capital expenditures of $58,887 during the nine months ended September 30, 1996.

Other income increased for the nine and three months ended September 30, 1996 by $134,988 and $43,949, respectively, over similar periods in 1995. Other income in 1996 includes an investment gain of $130,874. At September 30, 1996, TBL owns warrants to purchase 87,500 shares of common stock of an unaffiliated public corporation at $3.78 per share until October 19, 1998, and 18,750 shares of common stock at $3.63 per share until October 30, 1998, respectively. Such warrants were acquired pursuant to appropriate exemptions and have been valued at zero at September 30, 1996.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

TBL is currently in the process of forming Tremont International Insurance, Ltd. ("TIIL"), a Cayman Island corporation. TIIL will offer certain deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. At September 30, 1996, TBL has invested $72,260, which is included in other investments for its 24.9% share of TIIL.

Cash provided by operations was $256,826 for the nine months ended September 30, 1996, as compared to cash used in operations of $453,972 in the comparable period of 1995. The $535,124 increase in net income for the period was the primary cause of this improvement. The net cash used for investing activities increased by $23,531 primarily as a result of purchases of marketable securities and increased net contributions to the Company's investment in limited partnerships and joint ventures, offset by the sale of marketable securities.

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from these, as well as from existing products, will be sufficient to support future growth. The Company has no short-term or long-term debt obligations.

In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. The complaint against Ms. Manzke has been dismissed. Global Advisors Portfolio, N.V. has terminated TBL effective as of the close of business on November 15, 1996, and as a result, no further fees will be generated after that date. With regard to the proceedings, a trial date has been set for December 1996 and the Company intends to defend its position vigorously. The Company has recorded reserves which it estimates will adequately cover any such liability to date although the reserves would not be sufficient to cover the entire claim in the event the plaintiff was to succeed on all claims asserted in the action. It is management's belief that the ultimate resolution of the aforementioned claim will not have a material effect on the Company's consolidated financial statements. In the event the plaintiffs should prevail, the Company would be required to make payments. Such payments could have a material impact on the Company's financial resources.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. The complaint against Ms. Manzke has been dismissed. Global Advisors Portfolio, N.V. has terminated TBL effective as of the close of business on November 15, 1996, and as a result, no further fees will be generated after that date. With regard to the proceedings, a trial date has been set for December 1996 and the Company intends to defend its position vigorously. The Company has recorded reserves which it estimates will adequately cover any such liability to date although the reserves would not be sufficient to cover the entire claim in the event the plaintiff was to succeed on all claims asserted in the action. It is management's belief that the ultimate resolution of the aforementioned claim will not have a material effect on the Company's consolidated financial statements. In the event the plaintiffs should prevail, the Company would be required to make payments. Such payments could have a material impact on the Company's financial resources.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         The following exhibit is included herein;
                Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K
                There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Tremont Advisers, Inc.

Date:    November 12, 1996                  /s/ Stephen T. Clayton
                                            ----------------------------------
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)