Form 10KSB
period 1996-12-31
TREMONT ADVISERS INC
filed 1997-03-12
CIK 880320

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                            _______________________
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                      Commission file number: 33-89966
December 31, 1996

                             TREMONT ADVISERS, INC.
                 (Name of small business issuer in its charter)

         Delaware                                               06-1210532
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

555 Theodore Fremd Avenue, Rye, New York                      10580
(Address of Principal Executive Offices)                    (Zip Code)

         Issuer's telephone number, including area code: (914) 921-3400

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes x    No    .
            ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---
State issuer's revenues for its most recent fiscal year = $5,293,849.00.

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Issuer was approximately $1,883,713, based upon the average bid and ask prices of such stock on March 5, 1997, quoted by the National Quotation Bureau in the over-the counter market. The aggregate market value of the Class B Common Stock held by nonaffiliates of the Issuer was approximately $3,994,872, based upon the average bid and ask prices of such stock on March 5, 1997, quoted by the National Quotation Bureau in the over-the-counter market.

The number of outstanding shares of the Issuer's Class A Common Stock, $.01 par value was 1,284,718 as of March 5, 1997, and the number of outstanding shares of the Issuer's Class B Common Stock, $.01 par value was 2,599,739 as of March 5, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Table of Contents


PART I   ...................................................................  1
         Item 1.      Description of Business...............................  1
         Item 2.      Description of Properties............................. 11
         Item 3.      Legal Proceedings..................................... 12
         Item 4.      Submission of Matters to a Vote of Security Holders... 12

PART II  ................................................................... 12
         Item 5.      Market For the Registrant's Common Equity and Related
                      Security Holder Matters............................... 12
         Item 6.      Management's Discussion and Analysis.................. 14
         Item 7.      Financial Statements.................................. 23
         Item 8.      Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure................... 41

PART III ................................................................... 42
         Item 9.      Directors and Executive Officers of the Registrant.... 42
         Item 10.     Executive Compensation................................ 43
         Item 11.     Security Ownership of Certain Beneficial Owners and
                      Management............................................ 47
         Item 12.     Certain Relationships and Related Transactions........ 49
         Item 13.     Exhibits and Reports on Form 8-K...................... 50

EXHIBIT INDEX............................................................... 55

                                     PART I
Item 1.  Description of Business
--------------------------------

General

         Tremont Advisers, Inc. (the "Company"), which was incorporated in the State of Delaware on June 18, 1987, is a holding company which, through its wholly-owned subsidiaries, is primarily engaged in rendering consulting and specialized investment services to investment funds, investment managers, institutional investors and high net worth individuals with respect to the organization and management of their investment portfolio or programs, as well as managing and sponsoring its own single-manager and multi-manager investment funds. Further, the Company, through its subsidiaries, offers marketing and business development consulting services to investment management firms and to individual investment advisers. The Company derives a significant portion of its revenues from consulting services agreements with single-manager and multi-manager investment funds or their sponsors and advisers. The Company's principal domestic subsidiary, Tremont Partners, Inc. ("TPI"), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and currently serves either as a co-general partner or general partner, of four investment limited partnerships. TPI provides investment advisory services for the funds for which it serves as general partner. Tremont (Bermuda) Limited ("TBL"), the Company's principal foreign subsidiary, provides investment advisory services to several multi-manager offshore funds and acts as the fund sponsor, primary placement agent and, in some cases, administrator, for a select group of offshore funds managed by U.S.-based money managers. The Company's third subsidiary, Tremont Securities, Inc. ("TSI"), is a registered broker/dealer and was formed to assist in the purchase and sale of investment funds and other entities, and to facilitate soft-dollar arrangements. The Company's primary objectives are to maintain and expand its services for single-manager and multi-manager investment programs or funds, and to develop or sponsor its own single-manager and multi-manager investment funds.

Services and Method of Operation

         The Company conducts its business through the activities and operations of the three subsidiaries mentioned above. Although each subsidiary markets its services to a distinct and separate group of clients, certain of the Company's clients may utilize the services of more than one of such subsidiaries. The Company has derived its principal revenues from TPI and TBL, and continues to do so.

         TPI. TPI was formed in 1984 as a consulting firm assisting pension and profit sharing plans and other financial entities in the design and structure of specialized investment programs. TPI now specializes in non-traditional approaches to investment management and has expanded its client base to include financial intermediaries, individuals and pension, retirement, and profit sharing plans. TPI also provides consulting services to several multi-manager investment funds, as well as to institutional and individual investors. Its primary consulting services have been and continue to be rendered to plan sponsors or managers of single-manager and multi-manager investment funds. During the years ended December 31, 1996 and 1995, approximately 53% and 51%, respectively, of the Company's consolidated revenues have been derived from the operations of TPI. The principal services offered and rendered to clients by TPI include the following:

         Investment Funds. TPI's consulting services to these funds or their sponsors have accounted for approximately 38% of the Company's consolidated revenues for each of the years ended December 31, 1996 and 1995. TPI has been instrumental in the organization and structure of its current major single-manager or multi-manager investment fund clients. In the organization of such funds, TPI assists the sponsor in:
         (i) establishing investment objectives and guidelines consistent with the client's purposes and market; (ii) defining suitable asset classes for investment; (iii) negotiating fees and other arrangements with investment advisers and other professionals rendering services to the funds; and (iv) providing consultation regarding fund structure and administration. Upon organization of such funds, TPI renders, among other things, services for (i) the monitoring of investment performance of such funds, including the performance of individual investment advisers; (ii) the recommendation of the retention or replacement of such investment advisers; (iii) the furnishing of specialized reports responsive to the requests of the sponsors or managers of such funds; and (iv) other administrative services as required from time to time. In several instances, TPI is the investment adviser to such funds with respect to the investment of their portfolio assets. TPI currently serves as either a co-general partner or general partner of four investment limited partnerships. TPI also renders advisory services to investment partnerships, bank trust funds, and insurance companies in the selection of their investments in other investment partnerships, funds, and/or separate accounts. In addition to receiving management fees, TPI may receive consulting fees based on the value of assets of funds under management for which it provides its consulting or advisory services to its investment fund clients. In several funds, TPI may receive a performance fee at the end of a fund's first fiscal year and yearly thereafter in addition to the fees received based on assets under management.

         Institutional and Individual Investors. TPI also offers and renders consulting services to corporate pension and profit-sharing or similar plans, state and local retirement systems, and high net worth individuals with respect to the investment and management of their investment portfolios or programs. Such services may include: (i) design and implementation, including objectives and guidelines, of their investment programs; (ii) identification and selection of appropriate investment advisers for such programs; (iii) monitoring of performance of such investment programs and (iv) administration and reporting activities in respect of such programs. TPI generally receives annual retainer fees or asset-based fees for its consulting services to these institutional and individual investors.

         Investment Adviser Research Program. As part of its consulting business, TPI maintains a continuing research program with respect to the evaluation and review of both domestic and foreign investment advisers and advisory firms. TPI's employees meet with and interview over 250 advisory individuals or firms each year. Interviews are conducted with each adviser or the senior investment personnel of an advisory firm in order to evaluate such factors as investment approach, style, personnel turnover, delegation of investment decision-making responsibilities and number and type of accounts under management. As a result of TPI's investment adviser research, it has developed a proprietary computerized database of more than 2,000 investment advisers and investment advisory firms, including domestic and international equity and fixed income advisers, mutual funds, private limited partnerships, and offshore funds. This database allows TPI to monitor and evaluate investment management performance and to simulate the match of a fund's objectives with the investment characteristics of different or combined investment advisers. In addition, TPI utilizes its database to assist in advising investor clients in the selection of appropriate investment advisers or investment programs.

         Special Projects. TPI has offered, and continues to offer, its investment advisory or investor clients specialized consulting services for projects under consideration by such clients. Such projects may include research or reports on particular aspects of the investment management business, such as studies of risk arbitrage opportunities, research for investing in distressed securities, recommendations for investment products utilizing insurance programs, and market neutral investing. Such projects have not, overall, produced significant revenues to TPI. TPI generally receives a single project fee for its consulting services for these types of projects.

         TBL. TBL was formed as an exempted company under the Companies Act 1981 of Bermuda, as amended, in November 1988 to provide investment management services to offshore investors. TBL currently provides investment advisory services to several multi-manager offshore funds and acts as the fund sponsor, primary placement agent, and in some cases administrator, for a select group of offshore funds managed by U.S.-based money managers. For the years ended December 31, 1996 and 1995, TBL accounted for approximately 43% and 45%, respectively, of the Company's consolidated revenues. The Company expects that TBL will continue to render consulting or investment advisory services to its clients, as well as to several new offshore funds to be organized by other sponsors.

         TBL offers placement agent services to a select group of offshore mutual funds. This activity was a logical extension of the consulting services currently offered to financial intermediaries and investment managers through TPI. TBL currently provides placement agent services to several offshore funds located in offshore jurisdictions worldwide. It also has ownership in three joint ventures to provide additional investment advisory services to offshore clients. Services offered to these funds include:

         Fund Development and Structuring. TBL coordinates all aspects of offshore fund development, including drafting of offering materials, creation of marketing programs and sales literature, identification of service providers to the funds, and negotiation of fees as directed by the fund manager.

         Placement Agent Services. Upon formation of an offshore fund, TBL assists the fund manager in raising capital for investment in these funds from investors located outside the United States. Placement agent services are conducted by TBL's office in Hamilton, Bermuda and by TBL's staff traveling abroad. During 1996, substantial resources were devoted to developing relationships with prospective investors located in western Europe and the Far East.

         Given the significant growth during recent years in the amount of money invested in offshore funds, management believes that TBL will continue to be a significant contributor to the Company's revenues in the future.

         During the past year, the Company's business has become increasingly focused on the development and management of single-manager and multi-manager fund products and clients. Both TPI and TBL have been actively engaged in seeking new single-manager and multi-manager investment fund clients for the Company. Additionally, the growth of the offshore fund market and placement agent business has diversified the Company's business interests. The Company expects to concentrate on rendering consulting services to single-manager or multi-manager investment fund clients, to continue to develop its own proprietary investment funds, and to develop its own distribution for select institutional and individual markets worldwide. In 1994, TBL became a 40% owner of a joint venture which has developed a full "turn-key" asset allocation program that is offered on a private label basis to select financial institutions and offshore clients around the world. In addition, during 1996 TBL became an owner in two new joint ventures. The first, Tremont International Insurance Ltd., of which TBL owns 24.9%, was formed as a Cayman Islands insurance company, to offer a variety of insurance products to customers who are not resident in the Cayman Islands. The second, Tremont Capital Limited, a Bermuda based financial services company, of which TBL owns 40.0%, was formed to provide a variety of corporate finance and investment services.

         TSI. TSI is a registered broker-dealer under the Securities Exchange Act of 1934, as amended. TSI is a wholly-owned subsidiary of the Company. TSI was established to act as an introducing broker for security transactions initiated by the Company and nonaffiliated companies, and to facilitate soft-dollar arrangements. TSI commenced operations in 1995 and has accounted for approximately 4% of consolidated revenues for the periods ended December 31, 1996 and December 31, 1995.

Clients

         The Company's principal clients have been and continue to be TPI's and TBL's investment funds, or the sponsors and managers of such investment funds. The types of investment funds include mutual funds registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act" and, collectively with the Advisers Act, the "Acts"), limited partnerships, bank trust funds and offshore mutual funds. TPI and TBL consulting agreements with investment fund clients accounted for approximately 64% and 66%, respectively, of the Company's consolidated revenues for the years ended December 31, 1996 and 1995. Accordingly, the loss of a significant portion of these clients could have a material adverse effect on the Company.

         The significant investment funds and multi-manager investment funds, broken down by subsidiary, are as follows:

         TPI:

         The Minority Equity Trust, sponsored by Bankers Trust Company ("BT Co."), is a commingled equity fund utilizing ten investment management firms which are owned and operated by minorities or women. TPI developed the concept for this fund and is responsible for the selection and monitoring of the investment managers used by the fund. Since the fund's inception in May 1990, TPI, along with a marketing consulting firm, has assisted BT Co. in marketing the fund to tax-exempt plan sponsors who are seeking to support emerging investment managers and/or to engage in socially responsible investment programs. Effective December 1, 1996, the Domestic Emerging Markets Minority Equity Trust, a similar commingled equity fund was established and approximately $89.3 million was transferred to this fund from The Minority Equity Trust. Such transfer was completed in contemplation of BT Co. closing the Minority Equity Trust during the second quarter of 1997. As part of closing The Minority Equity Trust, TPI received a one-time payment of $320,000 from the sponsor of the Domestic Emerging Markets Minority Equity Trust in consideration for terminating TPI's contract with the Minority Equity Trust. As of December 31, 1996, the net asset value was approximately $56 million for The Minority Equity Trust. Compensation to TPI is based upon a percentage of the net asset value at the end of each month. TPI's relationship with the Fund is anticipated to be terminated upon the closure of The Minority Equity Trust. TPI, however, has been asked to serve in a similar capacity by the successor trust, Domestic Emerging Markets Minority Equity Trust.

         The Chrysler Minority Equity Trust is a domestic multi-manager trust, utilizing investment management firms that are owned and operated by minorities. This trust, as of December 31, 1996, had a net asset value of approximately $277 million. TPI advises on the selection and monitoring of the managers, as well as on the allocation of funds among them. Compensation to TPI is based upon a percentage of the net asset value at the end of each month.

         Preferred Investors, L.P. is a multi-manager Delaware limited partnership with approximately $144 million in net assets at December 31, 1996. Preferred Investors, L.P. uses the multi-manager concept and is designed for high net worth individuals who can accept a high degree of risk in their investment. This limited partnership is being marketed in the United States and focuses on investment strategies that tend to counterbalance one another during periods of both market strength and weakness. TPI serves as consultant to the general partner of the partnership and assists in the monitoring and selection of investment partnerships considered for investment. TPI receives on-going compensation from the general partner based on a percentage of assets in the partnership at the end of each month.

         Sage Capital, L.P. is a multi-manager Delaware limited partnership composed of a diverse selection of highly skilled investment managers whose risk profile and levels of expertise meet the standards of the general partners. As of December 31, 1996, the fund had a net asset value of approximately $50 million. TPI serves as consultant to the general partners of the partnership and assists in the monitoring and selection of investment partnerships considered for investment. TPI receives on-going compensation from the general partners based on a percentage of the assets in the partnership at the end of each month.

         Pine Street Associates, L.P. is a multi-manager Delaware limited partnership composed of a diverse selection of highly skilled investment managers where risk profiles and levels of expertise meet the standards of the general partners. As of December 31, 1996, the fund had a net asset value of approximately $264 million. TPI serves as consultant to the general partners of the Partnership and assists in the monitoring and selection of investment partnerships considered for investment. TPI receives an annual retainer from the general partners at the end of each year.

         The Ultima Fund, L.P. is a multi-manager Delaware limited partnership (the "Ultima Fund") organized on June 27, 1991 by Zeron Capital Management, Inc. ("Zeron") to engage principally in diversified investment strategies utilizing a multi-manager approach to invest in securities. The Ultima Fund Limited Partnership Agreement was first amended and restated on September 15, 1994, whereby TPI was added as a co-general partner of the partnership with Zeron. Effective January 1, 1997, the Limited Partnership Agreement was further amended whereby Meridian Capital Partners, Inc. was added as a co-general partner and Zeron will continue on as a founding partner, but will have no management role. At December 31, 1996, TPI's investment in the Ultima Fund was $116,549 and this investment combined with Zeron's, meets the minimum capital contribution requirement to be made by the general partners. The partnership pays the general partners an administrative fee and a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. The partnership pays for all routine and customary expenses including auditing, legal, accounting, investment advisory services, communications, printing and mailing. At December 31, 1996, the approximate net asset value of the Ultima Fund was $57.8 million.

         GamTree, L.P. is a multi-manager Delaware limited partnership ("GamTree") formed for the purpose of achieving long-term capital growth through diversified asset management. TPI and an affiliate of a principal shareholder, GAMCO Investors, Inc., are the co-general partners of GamTree and, as such, exercise ultimate authority over the partnership and are involved in the day-to-day management of the partnership. The partnership pays the general partners, in the aggregate, a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. In addition, the general partners may receive an incentive allocation based upon the net asset value of the capital accounts of the limited partners at the end of each year if there is a gross profit, after obtaining certain pre-established benchmarks, from investment activities of the partnership for the relevant fiscal year. The partnership pays its routine legal, accounting and computer fees and other general and administrative costs as incurred. At December 31, 1996, the approximate net asset value in the partnership was $0.9 million, of which TPI has an investment value of $158,429.

         The Broad Market Fund, L.P. is a multi-manager Delaware limited partnership formed for the purpose of achieving long term capital growth through hedged investments arranged by one or more money managers and/or investment funds. TPI is the general partner of the limited partnership and, as such, exercises ultimate authority over the partnership and is involved in the day-to-day management of the partnership. The partnership pays the general partner a monthly management fee based upon the net asset value of the partnership as of the end of each month. The partnership pays its routine legal, accounting and computer fees and other general and administrative costs as incurred. At December 31, 1996, the approximate net asset value in the partnership was $69.7 million, of which TPI has an investment value of $559,847.

         The F.W. Thompson Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving long-term capital growth while preserving capital. TPI is the general partner of the limited partnership and, as such, exercises ultimate authority over the partnership and is involved in the day-to-day management of the partnership. The partnership pays the general partner a monthly management fee based upon the net asset value of the partnership as of the end of each month. The partnership pays the general partner a performance fee from the partnership's net profit after all other fees, including the management fee, are deducted. The performance fee is payable on a cumulative basis. The performance fee will not be payable with regard to any period during or before which the partnership incurs a net loss and only becomes payable after such net loss is recouped and net gains are achieved, net of performance fees previously paid. The performance fee earned by the general partner at December 31, 1996 for the period then ended was $195,830. The partnership pays its routine legal, accounting and computer fees and other general and administrative costs as incurred. At December 31, 1996, the approximate net asset value of the partnership was $4.7 million, of which TPI has an investment value of $36,553.

         Security Equity Life Insurance Company offers a Group Flexible Premium Variable Life Insurance contract with separate accounts for different investments. TPI acts as the investment manager of one of these separate accounts using a multi-manager approach. The primary investment objective of this account is to achieve above-average, long-term capital growth. At December 31, 1996, the account had an approximate net asset value of $10.3 million. TPI receives compensation from the account based upon a percentage of net assets in such account.

         TBL:

         Global Advisors Portfolio, N.V. was formed to provide non-American investors access to a fund managed by a select group of international investment managers. This multi-manager offshore fund is distributed by Lehman Brothers, Inc. It is generally marketed to high net worth individuals who can accept a high degree of risk in their investment. TBL advises on the selection and monitoring of the investment managers, as well as the allocation of funds among them. Compensation for TBL was based upon a certain percentage of the net asset value at each month end. Compensation received by TBL for the years ended December 31, 1996 and 1995, was $230,013 and $452,833, respectively. In accordance with the investment management agreement dated February 22, 1993, by and between the Global Advisors Portfolio N.V. and TBL, TBL was terminated as of the close of business on November 15, 1996. TBL does not anticipate receiving any further fees from this fund.

         Global Advisors Portfolio II, N.V. was formed to provide non-American investors access to a fund managed by a select group of international investment managers. The Global Advisors Portfolio II, N.V. employs multiple investment advisors with distinct yet complementary styles that, when combined, are designed to reduce overall investment risk and enhance returns. In its role as the portfolio's investment manager, TBL selects from a group of investment managers throughout the world, monitors performance and seeks to maintain the optimal allocation of assets among the portfolio's investment managers. Compensation to TBL was based upon a percentage of the net asset value at the end of each month. Compensation received by TBL for the years ended December 31, 1996 and 1995, was $31,204 and $59,919, respectively. In addition, during the years ended December 31, 1996 and 1995, TBL received performance fees of $76,047 and $35,802, respectively. In accordance with the investment management agreement dated April 15, 1994, by and between the Global Advisors Portfolio II, N.V. and TBL, TBL was terminated as of the close of business on November 15, 1996. TBL does not anticipate receiving any further fees from this fund.

         Ultima Investments Limited was formed in the Cayman Islands to provide non-American investors access to a fund managed by a select group of investment managers not usually available to the public. Investments may include open-ended mutual funds, non-U.S. based investment partnerships, managed funds, securities held in segregated accounts and other investment vehicles that invest or trade in a wide range of primarily U.S. equity securities. The strategies of the investment managers chosen by TBL may involve the purchase or sale of stocks, bonds, options, currencies, futures, money market instruments and precious metals. TBL evaluates, selects and monitors the fund's investment managers and arranges for all the administrative services required for the operation of the fund. Currently, the fund is being marketed in Japan and Europe. At December 31, 1996, the approximate net asset value of the fund was $36 million. Compensation to TBL is based upon a percentage of the net asset value at the end of each month.

         Kingate Global Fund, Ltd. is an offshore hedge fund, incorporated under the laws of the British Virgin Islands, marketed to high net worth individuals who can accept a high degree of risk in their investment. As of December 31, 1996, the approximate net asset value of the fund was $109 million. TBL receives compensation from the fund based on a percentage of the net asset value of the fund at the end of each month.

         Starvest Fund, Ltd., formerly Wafra Global Fund, Ltd., is an offshore hedge fund that is marketed to high net worth individuals who can accept a high degree of risk in their investment. As of December 31, 1996, the approximate net asset value of the fund was $84 million. TBL serves as its investment advisor and receives on-going compensation from the fund based on a percentage of the average net assets in the fund at the end of each month. In addition, TBL is entitled to a performance fee when and if the fund's sponsor receives a performance fee. During the years ended December 31, 1996 and 1995, performance fees of $128,000 and $95,805, respectively, were accrued by TBL. The performance fee for the year ended December 31, 1996 is subject to final audit of the fund.

         N. Compass Financial Services Limited, an exempted Bermuda-based financial services organization ("N. Compass"), was incorporated in November, 1994 under the Companies Act 1981 of Bermuda, as amended. N. Compass has developed a full "turn-key" asset allocation program, which is offered on a private label basis through select financial institutions. Such program was first commercialized on a test basis in May 1995, and at December 31, 1996 had approximately $17 million in aggregate assets. N. Compass was formed as a joint venture between TBL, Global Fund Resources, N.V., a Netherlands Antilles financial services company and The Hemisphere Group Limited, a Bermuda-based financial services company. Under the terms of the joint venture agreement, TBL received 4,800 capital shares representing 40% of N. Compass' issued share capital. TBL advises N. Compass on the selection and monitoring of the asset class-oriented offshore mutual funds, as well as the allocation of funds among them.

         In addition to the funds and relationships noted above, TPI and TBL have entered into several additional consulting agreements with single-manager and multi-manager investment funds or their sponsors to render services for fees based on assets under management. These funds were in the early stages of development in late 1996 and revenue will not accrue until earned. They do not currently have significant assets under management.

         The percentage of revenues that any client, including the clients described above, contributes to the Company can fluctuate substantially over time due to the nature of the capital markets or the nature of the fee arrangements with the client. As the Company continues to grow, it is expected that total revenue will be less dependent on any one client.

New Clients

         Set forth below are several of the new relationships developed during 1996.

         The Domestic Emerging Markets Minority Equity Trust, formerly known as The Minority Equity Trust, is a commingled equity fund utilizing ten investment management firms which are owned and operated by minorities or women. TPI advises the sponsor of this trust in a wide range of investment services, including minority investment manager selection and monitoring and supervision of its investment program. This product was launched on December 1, 1996 and as of December 31, 1996, the net asset value was approximately $88 million. Such assets were transferred to this product from The Minority Equity Trust on or about December 1, 1996. Compensation to TPI is through an annual retainer.

         Tremont Capital Limited, is a Bermuda-based financial services company ("TCL"), incorporated on July 3, 1996 under the Companies Act 1981 of Bermuda, as amended. TCL's principal business is to act as a financial services company, providing introductory brokerage, corporate finance and investment services. TCL was formed as a joint venture between TBL, One World Asset Management Limited, a Bermuda-based financial services company, and Zeron Capital

Ltd., a Bermuda corporation. Under the terms of the shareholder agreement, TBL received 51,506 capital shares representing 33.3% of TCL's issued Share Capital.

         Tremont International Insurance, Ltd. ("TIIL"), is a Cayman Islands corporation, formed in July 1996. TIIL offers certain deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. TIIL was formed as a joint venture between TBL and The Anglo Dutch Insurance Company Limited, a Cayman Islands life insurance company. Under the terms of shareholder agreement, TBL received 5,976 capital shares representing 24.9% of TIIL's issued share capital. At December 31, 1996, TBL has an investment value of $60,532 in the joint venture and its proportionate share of operating losses was $1,718. TBL advises TIIL on the selection and monitoring of TIIL's investments, as well as certain administrative services. Compensation to TBL is based upon a percentage of the net asset value of TIIL's investments. TIIL's initial insurance contracts were issued in January, 1997.

         The WealthPath Program (the "Program") is a domestic asset allocation program targeted at individual investors with a minimum investment of $25,000. TPI will serve as the registered investment adviser and provide the Program with asset allocation models, as well as mutual fund due diligence and recommendations. TPI's partner, Western Capital Financial and Insurance Services, Inc. is a registered broker/dealer and will be responsible for the marketing and distribution of the Program. Compensation to TPI will be based upon a percentage of assets in the Program. The Program is expected to be launched in the second quarter of 1997.

         Furman Selz, LLC ("Furman"), is a Delaware limited liability company. Effective January 1, 1997, TPI was engaged as a consultant, on a non-exclusive basis, with respect to Furman's Private Asset Management Program and Private Asset Management Service. In addition, TPI will provide a full range of consulting and supervisory services in connection with the above programs. TPI will receive a percentage of the advisory and consulting fees secured by Furman as compensation.

         Daehan Top Advisers Fund, N.V., is a corporation incorporated under the laws of the Netherlands Antilles. Effective January 15, 1997, TBL was hired as a consultant to the Daehan Top Advisers Fund N.V. and its investment manager. TBL will assist the investment manager with respect to sub-investment manager selection and supervision, and will provide a full range of consulting and supervisory services in connection with the above fund. TBL will receive a percentage of the advisory and consulting fees paid to the investment manager.

         The Company, through its subsidiaries, enters into written agreements with its clients. Under these agreements, TPI's and TBL's fees are typically based on a percentage of assets under management or a percentage based on performance of the fund, payable periodically, usually monthly or quarterly, during the term of the agreement. In certain instances, TPI and TBL receive an initial fixed fee from multi-manager investment fund clients for their services in organizing the multi- manager investment funds. Other arrangements are based on annual retainer fees, payable periodically during the term of the consulting agreement or as a single fee for individual consulting projects. Fees for offshore placement agent services are based on assets placed in the offshore funds by TBL. TBL may receive from these clients a one-time fixed fee for services rendered in organizing the offshore fund. Several contracts entered into by TBL require the payment of asset-based fees to TBL well beyond the termination of a particular contract, so long as those investors placed by TBL remain investors in those funds.

         The Company's ability to generate and sustain revenues from its multi-manager investment fund clients is primarily dependent on the size of the assets under management for each of such funds and on the continuation of its agreements with such funds. Each of these agreements generally is terminable upon 30 to 60 days' written notice or on the expiration of a stated term of up to two years, subject to earlier termination in certain circumstances. Other annual retainer or ongoing agreements are also generally terminable on short-term notice from clients.

         Although the Company expects that its arrangement with its clients with respect to the multi-manager investment funds will continue for the duration of such funds, there can be no assurance that such arrangements will not be earlier terminated by such clients. During 1996, TBL and Global Advisors Portfolio N.V. and Global Advisors Portfolio II, N.V., respectively, agreed to terminate their relationship due to what management believes are internal business reasons of the sponsor of such clients. In addition, two multi-manager investment funds changed the method of payment to TPI from a fee based upon a percentage of assets under management to an annual retainer. The Company will endeavor to expand its base of multi-manager investment fund clients and further diversify its consulting business in an effort to reduce the adverse impact of termination in respect to any one or more of such clients.

         The following table sets forth the number of clients, by type of fee arrangement, and the percentage of the Company's consolidated revenues (exclusive of commissions earned by TSI) generated by such clients for each of the two years ended December 31, 1996 and 1995:

                                     Number of Clients                           % of Revenue
                                  -----------------------                     ---------------
                                  1996               1995                     1996       1995
                                  ----               ----                     ----       ----
Percentage Fee                     28                 32                       79%        72%
Placement Agent Fee                22                 10                       12         10
Annual Retainer Fee                17                 17                        8         17
Single Project Fee                  4                  3                        1          1
                                   --                 --                       --         --

Total                              71                 62                      100%       100%

Competition

         The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources and many of which offer a wider range of financial services than the Company. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company believes that the most important factors affecting competition among investment consulting firms are the abilities and reputations of their consulting and professional personnel, their ability to develop new investment management products and technologies for clients and the personal marketing of their services, rather than differences in their consulting fees. Barriers to entry for investment consulting firms are low, principally due to low capital requirements. The principal factor in maintaining a firm's competitive position is the continued involvement of its professional management.

Regulation

         The Company may be subject to or restricted by federal or state governmental laws or regulations relating to the investment consulting services rendered to its clients. The Company's principal subsidiary is registered as an investment adviser under the Advisers Act. Although TPI is so registered, such registration does not imply in any manner that TPI has been approved by the Commission or any state or foreign regulatory authority or that the qualifications of TPI have been passed upon by the Commission or any state regulatory authority. To the extent that the Company renders such services, it is subject to compliance with such Act and state law, including limitations on the amount of fees charged by it and the transactions effected by it. Even though management of the Company believes the Company is in compliance with applicable regulations, changes in such regulations may affect the expense of operation and require costly adjustments in the Company's business procedures to ensure compliance.

         The Company may, in certain instances, be deemed to be a "fiduciary" for its clients and their funds under ERISA and U.S. Department of Labor regulations promulgated thereunder. In such event, the Company could be subject to certain sanctions and fines for its noncompliance with such law and regulations.

         The Company obtains a significant amount of its revenues from sponsors or managers of single-manager and multi-manager investment funds. These sponsors and managers are generally subject to regulation under the Acts with respect to the amount of the fees that they may charge to their funds. Since the Company is generally paid out of the fees received by such sponsors or managers, any regulatory limits on such fees directly impact the fees to be received by the Company. In addition, such Acts require that the agreements of such sponsors or managers with their funds be generally terminable by the funds on 30 to 60 days' notice. Accordingly, the Company's agreements with such sponsors or managers are generally subject to such termination provisions. (See "Clients" and "New Clients")

Employees

         At December 31, 1996, the Company had 26 full-time employees.


Item 2.  Description of Properties
----------------------------------

         The Company owns no real property. Effective 1994, the Company moved to a larger facility for its executive offices. The facility's lease expires May 2001 and requires monthly payments of approximately $8,450.

         TBL's lease for corporate offices expired in February 1997, and was renewed through February 2000. Such lease requires a monthly lease payment of approximately $5,500. As of December 31, 1996, TBL agreed to sublease to an unrelated entity approximately 50%, of this facility, at a monthly rental of approximately $2,000. It is the intention of TBL to continue to sublet unused space within this facility.

Item 3.  Legal Proceedings
--------------------------

         In August 1993, a lawsuit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. Effective with the close of business on November 15, 1996, Global Advisors Portfolio, N.V. terminated TBL and as a result, no further fees will be generated after that date.

         With regard to the lawsuit, TBL recorded reserves which it estimated adequately covered the alleged liability. The complaint against Ms. Manzke was dismissed and in February, 1997 the case was tried in the Supreme Court, New York County before a judge and jury. At the commencement of the trial, all claims asserted by plaintiffs Sass Khazzam and Capulet Management, Inc. against the Company, TPI and TBL were discontinued with prejudice. On February 11, 1997, the jury determined that there was no agreement between the parties, and returned a verdict in favor of plaintiff Kazco Mgt., Inc. and against TBL in the amount of One Hundred Twenty Five Thousand Dollars ($125,000.00), as the reasonable value of the services rendered by plaintiff. As a result of the verdict, a judgment will be entered in favor of Kazco Mgt., Inc. and against TBL for One Hundred Twenty Five Thousand Dollars ($125,000.00), together with interest at 9% per annum from January, 1995. The Court has ordered the dismissal of the complaint against the Company and TPI. Once the judgment is entered, Kazco Mgt., Inc., will have thirty (30) days to notice an appeal.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matter was submitted to a vote of the holders of either the Class A Common Stock or Class B Common Stock in the fourth quarter of 1996.

                                     PART II

Item 5.  Market For the Registrant's Common Equity and Related Security Holder
------------------------------------------------------------------------------
         Matters
         -------

         The Company's Class A Common Stock has been quoted in the over-the-counter market on the "pink sheets" under the symbol TMAV since March, 1992, when the Company completed its initial public offering of Class A Common Stock. Prior to the initial private offering of shares of Class B Common Stock, which closed on January 14, 1994, and subsequent effective registrations of such shares in July 1994 and May 1995, respectively, there had been no public trading market for the Class B Common Stock of the Company. The Class A Common Stock and Class B Common Stock are closely held and thinly traded. The Class A Common Stock and Class B Common Stock are not eligible for listing and registration on a national securities exchange or for inclusion on NASDAQ. Trading, if any, in the shares would be conducted in the over-the-counter market on the "pink sheets" or, if then available, the National Association of Securities Dealers "Electronic Bulletin Board."

         The quotations are dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth the range of high and low bid prices of the Class A Common Stock and Class B Common Stock (collectively, the "Common Stock") respectively, from January 1, 1995 through March 5, 1997, as quoted by the National Quotation Bureau, Inc. The Common Stock is closely held and thinly traded.

                       Price Range of Class A Common Stock

                                                                  Bid Prices
                                                               ---------------
                                                               High       Low
1995

January 1, 1995 - March 31, 1995                              $2.37      $1.25
April 1, 1995 - June 30, 1995                                  2.00       1.00
July 1, 1995 - September 30, 1995                              2.00       1.00
October 1, 1995 - December 31, 1995                            2.00       1.00

1996

January 1, 1996 - March 31, 1996                              $2.00      $1.00
April 1, 1996 - June 30, 1996                                  3.00       1.00
July 1, 1996 - September 30, 1996                              3.00       2.50
October 1, 1996 - December 31, 1996                            4.50       3.00

1997

January 1, 1997 - March 5, 1997                               $3.75      $3.75

                       Price Range of Class B Common Stock

                                                                  Bid Prices
                                                               ---------------
                                                               High       Low
1995

January 1, 1995 - March 31, 1995                              $1.50      $0.63
April 1, 1995 - June 30, 1995                                  1.00        .13
July 1, 1995 - September 30, 1995                               .38        .13
October 1, 1995 - December 31, 1995                             .50        .25

1996

January 1, 1996 - March 31, 1996                              $ .50      $ .50
April 1, 1996 - June 30, 1996                                   .75        .50
July 1, 1996 - September 30, 1996                              1.00        .75
October 1, 1996 - December 31, 1996                            2.50       1.00



1997

January 1, 1997 - March 5, 1997                               $2.50      $2.50

Holders

         As of March 5, 1997 there were approximately 69 holders of record of the Company's Class A Common Stock and approximately 112 holders of record of the Company's Class B Common Stock.

Dividends

         Since its organization, the Company has not paid any dividends on the Common Stock and the Company does not plan to do so in the foreseeable future.


Item 6.  Management's Discussion and Analysis
---------------------------------------------

Financial Condition

         The Company believes its relationships with its present clients are stable. The agreements with the Company's single-manager and multi-manager investment funds generally are terminable upon 30 to 60 days' notice or on the expiration of a stated term of up to two years, subject to earlier termination in certain circumstances. At December 31, 1996, the Company expects that its arrangements with its principal single-manager and multi-manager investment fund clients will continue for the duration of such funds and the Company has not received any notice that any of such clients intends to terminate its arrangement after December 31, 1996. There can be no assurance that any such arrangements will not be earlier terminated by the client. The Company is not currently aware of any event or events which would cause its clients to terminate their arrangements with the Company. Several contracts entered into over time by TBL require the payment of asset-based fees to TBL well beyond the termination of a particular contract, so long as those investors placed by TBL remain investors in those funds.

         The Company believes that its product development efforts of 1996, as well as the relationships formed abroad, have placed the Company in a good position for 1997 and thereafter. Management expects to concentrate on successfully developing new products and taking full advantage of its growing relationships world-wide to improve its revenues and to develop independent product distribution channels. Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which account for a significant portion of the Company's revenues, to increase assets under management for its client funds, and to market its services to new accounts. Foreign currency fluctuations may also impact the Company's profitability over time as a result of the Company's participation in foreign securities markets.

Results of Operations

         The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly basis. The Company also receives asset-based fees for investments placed by TBL in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants.

Fiscal year ended December 31, 1996 compared to Fiscal year ended December 31, 1995.

         Consulting fees earned by the Company for the year ended December 31, 1996 increased by $1,211,007, or approximately 39.4%, as compared to the year ended December 31, 1995. At the domestic subsidiary, TPI, consulting fees increased from $1,735,699 for the year ended December 31, 1995 to $2,599,672 for the year ended December 31, 1996. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($320,283), The Ultima Fund, L.P. ($119,376), The F.W. Thompson Fund, L.P. ($94,467) and the Chrysler Minority Equity Trust ($87,141). These increases, as well as a one-time payment of $320,000 as a result of a termination agreement with the sponsor of the Minority Equity Trust, were partially offset by declines in revenues from Pine Street Associates, L.P. ($100,000), among others. At the foreign subsidiary, TBL, consulting fees increased from $1,336,390 for the year ended December 31, 1995 to $1,683,423 for the year ended December 31, 1996. The increase at this subsidiary is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($283,442), Winston Partners II Offshore Ltd. ($117,206) and Ultima Investments Limited ($62,480). These increases in revenues, as well as other increases in revenues at TBL, were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($222,820), among others. The increase or decrease in revenues was primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

         Performance fees for the year ended December 31, 1996 were $780,678 compared to $209,196 for the year ended December 31, 1995. This $571,482 increase is primarily due to the underlying investment vehicles outperforming pre-established benchmarks. The significant performance fees earned by TBL in 1996 were from Starvest Fund Ltd. ($128,000), B.P. Overseas Partners, Ltd. ($125,000) and Needham Emerging Growth International Fund, Ltd ($119,899). The performance fee earned by TPI in 1996 was $195,830 for The F.W. Thompson Fund, L.P. The performance fees earned for the year ended December 31, 1996 are subject to final audit of the respective funds.

         Each of Global Advisors Portfolio, N.V. and Global Advisors Portfolio II, N.V. have terminated TBL effective as of the close of business on November 15, 1996, and as a result, no further fees will be generated after that date. Management believes these terminations will not have a material future impact on the Company.

         Commissions increased $96,124 for the year ended December 31, 1996, or approximately 72%, as compared to the year ended December 31, 1995 as a result of TSI having a full year of operation in 1996.

         Management believes that the Company will become less dependent on a small number of large clients, as the Company is developing relationships with a variety of additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute Tremont proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

         Operating profits at TBL were $625,762 and $41,999 for the years ended December 31, 1996 and 1995, respectively. The increase in operating profit from 1995 to 1996 ($583,763) was due to increases in revenues of $742,432 and an investment gain of $130,874 partially offset by an increase in expenses of $270,361. Identifiable assets of TBL were $1,563,788 and $731,997 at December 31, 1996 and 1995, respectively. Identifiable assets at December 31, 1996 increased from December 31, 1995 primarily as a result of TBL's net income and increased accounts receivable as a result of higher performance fees accrued at December 31, 1996.

         Compensation expense increased for the year ended December 31, 1996 by $572,550, or approximately 27%, over the similar period in 1995, partially as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 26 at December 31, 1996 from 23 at December 31, 1995. In addition to the increase in the number of employees, compensation expense also increased due to salary increases for certain employees that became effective January 1, 1996 and increased health care costs due to the increase in the number of employees. As part of compensation expense, $780,750 and $420,000 for the years ended December 31, 1996 and 1995, respectively, were attributable to bonuses granted by the Company to its employees.

         General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, outside professional fees and other related expenses. General and administrative expenses were $1,306,040 and $997,231 for the year ended December 31, 1996 and 1995, respectively, representing 24.7% and 29.2% of revenues, respectively. The increases in general and administrative expenses were primarily due to costs related to the Company's continued expansion to service its business growth. The decrease, however, in general and administrative expense as a percentage of revenues was attributable to the increase in revenues from the Company's proprietary products, expansion of its client base, and the positive results from cost containment measures.

         Consulting expenses increased during the year 1996, as compared to the similar period of 1995, primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared; this agreement became effective in June 1995 when TSI became a registered broker dealer. Also, TPI has revenue sharing arrangements with respect to certain clients whose products were launched during 1996.

         The increase in depreciation and amortization is a result of fixed asset purchases during the year ended December 31, 1996. These purchases totalled $99,013 and consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for TBL. At December 31, 1996, the Company has made commitments for additional capital expenditures totaling approximately $27,000.

         Other income increased for the year ended December 31, 1996 by $126,129 over 1995. Other income in 1996 includes an investment gain of $130,874 from the exercise of warrants to purchase 57,639 shares of common stock of an unaffiliated public corporation and the subsequent sale of such shares. At December 31, 1996, TBL owns warrants to purchase common stock of the same unaffiliated public corporation at $3.78 per share until October 19, 1998 (87,500 shares), and 18,750 shares at $3.63 per share until October 30, 1998, respectively. Such warrants have been valued at zero on December 31, 1996.

         Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Fiscal year ended December 31, 1995 compared to Fiscal year ended December 31, 1994.

         Consulting fees for the year ended December 31, 1995, increased by $167,064, or approximately 6%, as compared to the year ended December 31, 1994. Consulting fees increased as a result of increases in net assets of certain client funds such as The Broad Market Fund, L.P. ($197,902), The Chrysler Minority Equity Trust ($186,750) and The Ultima Fund, L.P. ($91,975). Consulting fees also increased by $200,000 as a result of Pine Street Associates, L.P. having positive investment results for the year ended December 31, 1996, as well as from new clients that were not clients during 1994. This increase was partially offset by the decline in consulting fees from the Global Advisors Portfolio, N.V. and Omega Overseas Ltd. During the year ended December 31, 1995, consulting fees with respect to Global Advisors Portfolio, N.V. averaged $37,736 per month, as opposed to $77,702 per month during the year ended December 31, 1994, representing an average decline of $39,966 per month or a total decline of $479,598 for 1995. In addition, consulting fees received from Omega Overseas Partners, Ltd. decreased to $90,000 for the year ended December 31, 1995 from $500,300 in the year ended December 31, 1994 due to the decline in the average net assets of the fund, as well as lower fees earned for the current year.

         The $875,759 performance fee received by TBL in 1994 from the Global Advisors Portfolio, N.V. was based upon the fund's performance versus the performance of the S&P Index. Effective April 1, 1994, TBL was entitled to receive a performance fee on a monthly basis based upon the fund's performance versus the performance of the S&P Index for the given twelve-month period then ended. As a result of performance subsequent to April 1, 1994, TBL has not earned such monthly payment. For the year ended December 31, 1995, TBL recorded $35,802, $95,805 and $42,000 as performance fees from the Global Advisors Portfolio II, N.V., Wafra Global Fund, Ltd and One World Capital Partners - Ultima Separate Account, respectively.

         Commissions were $133,951 for the fiscal year ended December 31, 1995. There were no commissions in 1994, as TSI was not yet operational. TSI became a registered broker-dealer in June, 1995 and began to earn securities commissions at that time.

         TBL accounted for revenues of $1,542,254 and $2,813,158 for the years ended December 31, 1995 and 1994, respectively. The significant decrease in revenues from 1994 to 1995 was primarily due to the decrease in consulting fees received from Global Advisors Portfolio N.V. and Omega Overseas Partners Ltd. as noted above. Management believes that the Company's foreign revenues will increase due to the launching of an offshore asset allocation program. This program is being sponsored by a joint venture in which TBL is a partner. Such program currently has approximately $12 million invested and the principals of the joint venture have recently contracted with two additional distributors to market the program. The joint venture is seeking additional distributors of the program. Management believes this venture's contribution to TBL's operating results should increase as additional distributors begin marketing the program No assurance can be given, however, that the program will be successful.

         Operating profits relating to TBL were $41,999 and $836,461 for the years ended December 31, 1995 and 1994, respectively. The decrease in operating profit from 1994 to 1995 ($794,462) was due to the receipt of a substantial performance fee payment in 1994 from Global Advisors Portfolio, N.V. Identifiable assets of TBL were $731,997 and $915,682 at December 31, 1995 and 1994, respectively. Identifiable assets at December 31, 1995 decreased from December 31, 1994 as a result of TBL distributing $253,000 in dividends to TPI during the year.

         Compensation expense for the year ended December 31, 1995 increased by $21,667, or approximately 1%, over the year ended December 31, 1994 as a result of (i) the Chief Operating Officer's salary being included for the entire year of 1995 versus only seven months in 1994, (ii) salary increases of certain employees that became effective January 1, 1995 and (iii) increased health care costs. As part of compensation expense, $420,000 and $540,000 for years ended December 31, 1995 and 1994, respectively, was attributable to bonuses granted by the Company to its employees.

         General and administrative expenses decreased for the year ended December 31, 1995 by $457,467, or approximately 31% from the year ended December 31, 1994. These decreases were primarily due to decreases in bad debt expense, as well as a reduction in miscellaneous operating costs, outside services, travel and entertainment expenses, and results of cost containment measures.

         Bad debt expense decreased by approximately $39,835 as a result of increased collection efforts throughout the year ended December 31, 1995. Miscellaneous operating costs and outside services decreased by approximately $27,690 and $54,320, respectively, due to the fact that during 1994, the Company was expanding its operations in Bermuda, which resulted in the relocation of an employee to Bermuda, as well as the Company's move to a larger facility in Rye, New York. Travel and entertainment costs decreased by approximately $92,080 due to a decrease in international travel in 1995 as compared to 1994, and as a result of TBL being reimbursed for certain travel expenses by its clients during 1995. Cost containment efforts were implemented in the fourth quarter of the year ended December 31, 1994. As a result of these cost containment efforts, expenses relating to printing and graphics, office supplies/materials, telecommunications, temporary help, and subscriptions for the year ended December 31, 1995 decreased by approximately $86,770, $47,410, $30,330, $7,150 and $6,810, respectively, as compared to the year ended December 31, 1994.

         Consulting fee expenses for the year ended December 31, 1995 decreased by approximately $155,650 from the year ended December 31, 1994. Included in consulting fee expenses for the year ended December 31, 1994 is an amount which was accrued for alleged claims asserted against the

Company, the substance of which is discussed below in "Liquidity and Capital Resources" and in "Item 3. Legal Proceedings."

         Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which account for a significant portion of the Company's revenues, to increase assets under management for its client funds, and to market its services to new accounts. Foreign currency fluctuation may also impact the Company's profitability over time as a result of the Company's participation in foreign securities markets. Currently, all of the Company's transactions are conducted in U.S. dollars, so the Company does not have, at this time, any significant foreign currency risk.


Liquidity and Capital Resources

         At December 31, 1996, the Company had $551,710 in cash and cash equivalents, and working capital of $605,828 as compared to cash and cash equivalents of $445,149 and working capital of $462,429, respectively, at December 31, 1995. Cash flows provided by operating activities were $443,025 in 1996 compared to cash flows used by operating activities of $135,300. Primary sources of the 1996 cash flows from operating activities were profitable operations and increases in accrued expenses and accounts payable partially offset by increases in accounts receivables. Cash flows used by investing activities were $426,464 and $310,613 in 1996 and 1995, respectively. The principal use of the 1996 cash flows in investing activities were the investments in limited partnership and joint ventures, as well as other investments offset partially by the sale of marketable securities. Cash flows provided by operating activities of $80,000 in 1996 resulted from the issuance of the Company's Class B Common Stock pursuant to the exercise of a stock option by a Director of the Company.

         The Company believes that it has adequate capital resources and working capital to bring to market those products developed in late 1996 and those to be developed in early 1997, and that the revenue stream from these products, as well as from existing products, will be sufficient to support future growth. The Company has no short or long term debt obligations.

         In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. Effective with the close of business on November 15, 1996, Global Advisors Portfolio, N.V. terminated TBL and as a result, no further fees will be generated after that date.

         With regard to the lawsuit, TBL recorded reserves which it estimated adequately covered the alleged liability. The complaint against Ms. Manzke was dismissed and in February, 1997 the case was tried in the Supreme Court, New York County before a judge and jury. At the commencement of the trial, all claims asserted by plaintiffs Sass Khazzam and Capulet Management, Inc. against the Company, TPI and TBL were discontinued with prejudice. On February 11, 1997, the jury determined that there was no agreement between the parties, and returned a verdict in favor of plaintiff Kazco Mgt., Inc. and against TBL in the amount of One Hundred Twenty Five Thousand Dollars ($125,000.00), as the reasonable value of the services rendered by plaintiff. As a result of the verdict, a judgment will be entered in favor of Kazco Mgt., Inc. and against TBL for One

Hundred Twenty Five Thousand Dollars ($125,000.00) together with interest at 9% per annum from January, 1995. The Court has ordered the dismissal of the complaint against the Company and TPI. Once the judgment is entered, Kazco Mgt., Inc., will have thirty (30) days to notice an appeal.

         The Company and Ms. Manzke, the Company's Chairman of the Board and Chief Executive Officer, entered into an employment agreement with the Company as of September 25, 1995. The agreement was amended on December 15, 1996 and will expire on December 31, 1997, unless terminated at an earlier date pursuant to the terms and conditions of such agreement. While employed, Ms. Manzke is entitled to a minimum base salary of $362,000 per annum. She is also entitled to a bonus as determined by the Board of Directors. Ms. Manzke's employment may be terminated due to illness, disability or other incapacity to the extent that she is unable to perform her duties for a period of ninety (90) consecutive days. If her employment is so terminated, she will be entitled to receive her base salary and accrued bonus until December 31, 1997. In the event of her death, her right to compensation will cease.

         In the event of the termination of Ms. Manzke's employment for any reason, including death, the Company shall have the option, provided it is exercised within ninety (90) days, to reacquire all of Ms. Manzke's shares of capital stock of the Company for a price per share equal to the market value on the date of such termination. Ms. Manzke agreed that she will not sell or dispose of her stock, in the company, without first offering to sell the stock to the Company at a price per share equal to the market value.

         On December 13, 1996, the Company amended its employment agreement, dated May 31, 1994, with Robert I. Schulman, President and Chief Operating Officer of the Company. This agreement had an initial term expiring on December 31, 1996 and was renewed until December 31, 1997. Under the terms of this amendment, Mr. Schulman is entitled to receive a minimum annual base salary of $326,000. In addition, Mr. Schulman is entitled by the agreement to receive incentive compensation equal to 90% of the incentive compensation payable to Ms. Manzke in such year.

         In conjunction with Mr. Schulman's initial employment agreement, the Board of Directors granted to Mr. Schulman an option to purchase 275,000 shares of Class B Common Stock at $1.75 per share, the then current fair value of the stock as determined by the Board of Directors. The options vest and become exercisable on the following schedule: 75,000 on the first day of employment; 75,000 on the first anniversary of employment; 75,000 on the second anniversary of employment; and 50,000 on the third anniversary of employment. These options will expire on the anniversary of the grant date in 2001. In the event of the termination of Mr. Schulman's employment, TPI, a subsidiary of the Company, shall have the option, exercisable no later than seven days after the date of termination, to purchase all of Mr. Schulman's stock and vested options. The purchase price for each share of Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each Option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of Common Stock on the date of such termination less $1.75.

         The Company owns no real property. The Company began to occupy its present executive offices in 1994. This lease expires May 2001 and requires monthly payments of approximately $8,450.

         TBL's lease for corporate offices expired in February 1997, and was renewed through February 2000. Such lease requires a monthly lease payment of approximately $5,500. As of

December 31, 1996, TBL agreed to sublease approximately 50% of this facility to an unrelated entity at a monthly rental of approximately $2,000. It is the intention of TBL to continue to sublet unused space within this facility.

         The Ultima Fund, L.P. is a multi-manager Delaware limited partnership organized on June 27, 1991 by Zeron to engage principally in diversified investment strategies utilizing a multi-manager approach to invest in securities. The Ultima Fund Limited Partnership Agreement was first amended and restated on September 15, 1994, whereby TPI was added as a co-general partner of the partnership with Zeron. Effective January 1, 1997, the Limited Partnership Agreement was further amended whereby Meridian Capital Partners, Inc. was added as a co-general partner and Zeron will continue on as a founding partner, but will have no management role. At December 31, 1996, TPI's investment in the Ultima Fund was $116,549 and this investment combined with Zeron's, meets the minimum capital contribution requirement required to be made by the general partners. The partnership pays the general partners an administrative fee and a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. The partnership pays for all routine and customary expenses including auditing, legal, accounting, investment advisory services, communications, printing and mailing. At December 31, 1996, the approximate net asset value of the Ultima Fund was $57.8 million.

         GamTree, L.P. is a multi-manager Delaware limited partnership formed for the purpose of achieving long-term capital growth through diversified asset management. TPI and an affiliate of a principal shareholder, GAMCO Investors, Inc., are the co-general partners of GamTree and, as such, exercise ultimate authority over the partnership and are involved in the day-to-day management of the partnership. The partnership pays the general partners, in the aggregate, a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. In addition, the general partners may receive an incentive allocation based upon the net asset value of the capital accounts of the limited partners at the end of each year if there is a gross profit, after obtaining certain pre-established benchmarks, from investment activities of the partnership for the relevant fiscal year. The partnership pays its routine legal, accounting and computer fees and other general and administrative costs as incurred. At December 31, 1996, the approximate net asset value in the partnership was $0.9 million, of which TPI has invested $158,429.

         The Broad Market Fund L.P. is a multi-manager Delaware limited partnership formed for the purpose of achieving long term capital growth through hedged investments arranged by one or more money managers and/or investment funds. TPI is the general partner of the limited partnership and, as such, exercises ultimate authority over the partnership and is involved in the day-to-day management of the partnership. The partnership pays the general partner a monthly management fee based upon the net asset value of the partnership as of the end of each month. The partnership pays its routine legal, accounting and computer fees and other general and administrative costs as incurred. At December 31, 1996, the approximate net asset value in the partnership was $69.7 million, of which TPI has invested $559,847.

         The F.W. Thompson Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving long-term capital growth while preserving capital. TPI is the general partner of the limited partnership and, as such, exercises ultimate authority over the partnership and is involved in the day-to-day management of the partnership. The partnership pays the general partner a monthly management fee based upon the net asset value of the partnership as of the end of each month. The partnership pays the general partner a performance fee from the partnership's net profit after all other fees, including the management fee, are deducted. The performance fee is payable on a cumulative basis. The performance fee will not be payable with regard to any period during or before which the partnership incurs a net loss and only becomes payable after such net loss is recouped and net gains are achieved, net of performance fees previously paid. The performance fee earned by the general partner at December 31, 1996 for the period then ended was $195,830. The partnership pays its routine legal, accounting and computer fees and other general and administrative costs as incurred. At December 31, 1996, the approximate net asset value of the partnership was $4.7 million, of which TPI has invested $36,553.

         Tremont Capital Limited is a Bermuda-based financial services company, incorporated on July 3, 1996 under the Companies Act 1981 of Bermuda, as amended. TCL's principal business is to act as a financial services company, providing introductory brokerage, corporate finance and investment services. TCL was formed as a joint venture between TBL, One World Asset Management Limited, a Bermuda-based financial services company, and Zeron Capital Ltd., a Bermuda corporation. Under the terms of the shareholder agreement, TBL received 51,506 capital shares representing 33.3% of TCL's issued Share Capital.

         Tremont International Insurance, Ltd. is a Cayman Island corporation, formed in July 1996. TIIL offers certain deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. TIIL was formed as a joint venture between TBL and The Anglo Dutch Insurance Company Limited, a Cayman Island life insurance company. Under the terms of shareholder agreement, TBL received 5,976 capital shares representing 24.9% of TIIL's issued share capital. At December 31, 1996, TBL has an investment value of $60,532 in the joint venture and its proportionate share of operating losses was $1,718. TBL advises TIIL on the selection and monitoring of TIIL's investments, as well as certain administrative services. Compensation to TBL is based upon a percentage of the net asset value of TIIL's investments. TIIL's initial insurance contracts were issued in January, 1997.

Inflation

         The impact of inflation on the Company's revenues and results of operations has not been significant.

Item 7.  Financial Statements.
------------------------------

Year Ended December 31, 1996
----------------------------
                                                                           Page
________________________________________________________________________________

Report of Independent Auditors.............................................  24
Consolidated Balance Sheet as of December 31, 1996 ........................  26
Consolidated Statements of Income for the years ended
  December 31, 1996 and 1995 ..............................................  27
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996 and 1995 ..............................................  28
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1995 ..............................................  29
Notes to Consolidated Financial Statements.................................  30

[LOGO]
Ernst & Young LLP    [ ] 1111 Summer Street            [ ] Phone:  203 326 8200
                         Stamford, Connecticut 06905       Fax:    203 358 9644

                         Report of Independent Auditors


Shareholders and Board of Directors
Tremont Advisers, Inc.

We have audited the accompanying consolidated balance sheet of Tremont Advisers, Inc. as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Broad Market Fund, L.P. (a limited partnership in which the Company has a .80% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for The Broad Market Fund, L.P., it is based solely on their report. In the consolidated financial statements, the Company's investments in The Broad Market Fund, L.P. is stated at $559,847 at December 31, 1996, and the Company's equity in the net income of The Broad Market Fund, L.P. is stated at $79,784 and $44,566, for the years ended December 31, 1996 and 1995, respectively.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Advisers, Inc. at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                    Ernst & Young LLP
                                                    ------------------

February 11, 1997

INDEPENDENT AUDITOR'S REPORT


To the Partners of
The Broad Market Fund, L.P.


We have audited the statement of financial condition of The Broad Market Fund, L.P. (a limited partnership) as of December 31, 1996, and the related statements of income, changes in Partners' capital, and cash flows for each of the two years in the period then ended (not presented herein). These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Broad Market Fund, L.P. as of December 31, 1996, the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



Goldstein Golub Kessler & Company, P.C.
----------------------------------------

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 5, 1997

                             Tremont Advisers, Inc.

                           Consolidated Balance Sheet

                                December 31, 1996

Assets
Current assets:
   Cash and cash equivalents                                                 $    551,710
   Accounts receivable, less allowance for bad debts of $25,000                 1,419,578
   Prepaid expenses and other                                                      31,616
                                                                             ------------
Total current assets                                                            2,002,904

Investments in limited partnerships (cost -- $668,467)                            871,378
Investments in joint ventures (cost -- $317,400)                                  169,250
Other investments (cost -- $170,000)                                              170,000

Fixed assets:
   Furniture and equipment                                                        449,704
   Leasehold improvements                                                          10,906
   Less accumulated depreciation                                                 (226,894)
                                                                             ------------
Fixed assets, net                                                                 233,716

Other assets                                                                       34,495
                                                                             ------------
Total assets                                                                 $  3,481,743
                                                                             ============

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                          $     90,606
   Accrued expenses                                                             1,131,970
   Income taxes payable                                                             3,000
   Deferred income taxes payable                                                  171,500
                                                                             ------------
Total current liabilities                                                       1,397,076

Deferred income taxes payable                                                      22,600
Redeemable preferred stock:
   Series A Preferred Stock, $1 par value, 650,000 shares
      authorized, issued and outstanding - none                                         -

Shareholders' equity:
   Preferred Stock, $1 par value, 350,000 shares authorized, issued and
     outstanding - none                                                                 -
   Class A Common Stock, $0.01 par value, 5,000,000 shares authorized,
     1,284,718 shares issued and outstanding                                       12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares authorized,
     2,599,739 shares issued and outstanding                                       25,997
   Additional paid in capital                                                   4,004,063
   Accumulated deficit                                                         (1,980,840)
                                                                             ------------
Total shareholders' equity                                                      2,062,067
                                                                             ------------
Total liabilities and shareholders' equity                                   $  3,481,743
                                                                             ============

See accompanying notes.

                             Tremont Advisers, Inc.

                        Consolidated Statements of Income

                                                                           Year ended December 31
                                                                            1996              1995
                                                                        -------------------------------
Revenues:
Consulting fees                                                           $4,283,096         $3,072,089
Performance fees                                                             780,678            209,196
Commissions                                                                  230,075            133,951
                                                                        -------------------------------
Total revenues                                                             5,293,849          3,415,236

Expenses:
Compensation                                                               2,700,862          2,128,312
General and administrative                                                 1,306,040            997,231
Consulting                                                                   642,610            250,097
Depreciation and amortization                                                100,628             77,087
                                                                        -------------------------------
Total expenses                                                             4,750,140          3,452,727

Equity in earnings of limited partnerships                                   106,574             83,767
Loss from operations of joint ventures, net                                  (73,150)           (55,000)
Other income, net                                                            144,954             18,825
                                                                        -------------------------------
Income before income taxes                                                   722,087             10,101
Provision for income taxes                                                   196,542              2,300
                                                                      -----------------------------------
Net income                                                                $  525,545         $    7,801
                                                                      ===================================

Net income per Common Share                                               $      .14         $      .00
                                                                      -----------------------------------
Weighted average of Common Shares and Common
   Share Equivalents outstanding                                           3,847,575          3,844,457
                                                                      ===================================

See accompanying notes.

                             Tremont Advisers, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                       Common Stock
                                    -----------------------------------------------
                                       Shares Outstanding            Par Value        Additional                        Total
                                    ------------------------  ---------------------    Paid in       Accumulated     Shareholders'
                                      Class A      Class B     Class A     Class B     Capital         Deficit         Equity
                                    ------------------------  ---------------------------------------------------------------------
Balance at December 31, 1994         1,284,718    2,559,739    $12,847     $25,597    $3,924,463     $(2,514,186)     $1,448,721
   Net income                                                                                              7,801           7,801
                                    ------------------------  ---------------------------------------------------------------------
Balance at December 31, 1995         1,284,718    2,559,739     12,847      25,597     3,924,463      (2,506,385)      1,456,522
   Issuance of Class B Common Stock
     -Director Option                    -           40,000        -           400        79,600           -              80,000
   Net income                            -             -           -           -            -            525,545         525,545
                                    ------------------------  ---------------------------------------------------------------------
Balance at December 31, 1996         1,284,718    2,599,739    $12,847     $25,997    $4,004,063     $(1,980,840)     $2,062,067
                                    ========================  =====================================================================

See accompanying notes.

                             Tremont Advisers, Inc.

                      Consolidated Statements of Cash Flows

                                                                           Year ended December 31
                                                                            1996             1995
                                                                         --------------------------
Operating activities
Net income                                                               $  525,545     $     7,801
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                          100,628          77,087
     Equity in earnings of limited partnerships                            (106,574)        (83,767)
     Loss from operations of joint ventures                                  73,150          55,000
     Deferred income taxes                                                  194,100               -
     Realized investment gain                                              (130,874)              -
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (701,338)       (229,884)
       Prepaid expenses and other                                             3,044         (16,319)
       Accounts payable                                                      17,788         (30,071)
       Accrued expenses                                                     461,468          58,423
       Deferred revenue                                                           -          (8,334)
       Income taxes, net                                                        700          31,977
       Other                                                                  5,388           2,787
                                                                         --------------------------
Net cash provided (used) by operating activities                            443,025        (135,300)

Investing activities
Purchase of fixed assets                                                    (99,013)        (71,424)
Investments in limited partnerships                                        (200,925)       (149,189)
Investments in joint ventures                                              (207,400)        (90,000)
Investment in mutual fund                                                   (50,000)              -
Purchase of marketable securities                                          (128,516)              -
Sale of marketable securities                                               259,390               -
                                                                         --------------------------
Net cash used by investing activities                                      (426,464)       (310,613)

Financing activities
Exercise of Class B Common Stock Option                                      80,000               -
                                                                         --------------------------
Net cash provided by financing activities                                    80,000               -

Net increase (decrease) in cash and cash equivalents                         96,561        (445,913)
Cash and cash equivalents at beginning of year                              455,149         901,062
                                                                         --------------------------
Cash and cash equivalents at end of year                                  $ 551,710       $ 455,149
                                                                         ==========================

See accompanying notes.

                             Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996



1. Basis of Presentation

The consolidated financial statements include the accounts of Tremont Advisers, Inc. ("the Company") and its wholly-owned subsidiaries, Tremont Partners, Inc., ("TPI"), Tremont (Bermuda) Limited ("TBL") and Tremont Securities, Inc. ("TSI"). TPI is an investment advisor registered under the Investment Advisers Act of 1940, as amended. TBL is incorporated under Bermuda law and provides advisory services to clients located offshore. TSI, a registered broker-dealer, assists customers in the purchase and sale of investments in other entities. All significant intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

The Company is a holding company which, through its subsidiaries, is engaged in one business segment. The Company is primarily engaged in rendering consulting and specialized investment services to investment funds, investment managers, institutional investors, and high net worth individuals with respect to the organization and management of their investment portfolio or programs, as well as managing and sponsoring its own multi-manager funds. In addition, the Company offers marketing and business development consulting services to investment management firms and to individual investment advisers.

The consolidated statements of income include revenues from a foreign subsidiary located in Bermuda, of $2,284,686 and $1,542,254 for the years ended December 31, 1996 and 1995, respectively. Net income included in the statements of income from this foreign subsidiary, are $625,762 and $41,999 for the years ended December 31, 1996 and 1995, respectively. Identifiable assets of the foreign subsidiary were $1,563,788 at December 31, 1996.

2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value for all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term investments also approximate their carrying value.

                             Tremont Advisers, Inc.

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Consulting fees are recorded as earned and are derived from consulting and specialized investment services provided to institutional and other clients, as well as fees earned from certain funds under management. These fees are generally a percentage of the amount of assets under management as well as fees for investments placed by TBL in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. Performance fees are recorded based on the achievement of investment performance in excess of established benchmarks and are recognized only when they are no longer subject to market conditions. Commissions earned by TSI are recorded on a trade date basis.

During the periods presented in the consolidated statements of income, certain clients accounted for a significant percentage of the Company's consolidated revenues. For the year ended December 31, 1996, The Broad Market Fund, L.P. accounted for approximately 10% of consolidated revenues. For the year ended December 31, 1995, the Global Advisors Portfolio, N.V. accounted for approximately 13% of consolidated revenues. For the years ended December 31, 1996 and 1995, revenues from related entities (see Note 3) accounted for approximately 20% and 10% of consolidated revenues, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

The equity method of accounting is used for investments in limited partnerships and investments in joint ventures. Other investments are recorded at cost.

Marketable Securities

Management determines whether marketable securities are to be classified as trading or available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities classified as trading are securities acquired (and generally held for short periods) to make a profit from short-term movements in market price. These securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities is based on the specific identification method.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3-5 years).

                             Tremont Advisers, Inc.

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is recorded based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock Compensation

The Company accounts for its stock compensation under the provisions of APB 25, "Accounting for Stock Issued to Employees".

Net Income Per Share

Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, plus the effect of common stock equivalents in the periods where there is a dilutive effect.

Concentrations of Credit Risk

The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At December 31, 1996, the Company had accounts receivable of $228,230, $166,128 and $153,702 from Ultima Investments Limited, Starvest Funds Ltd. and The F.W. Thompson Fund. L.P., respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's receivables at December 31, 1996.

3. Investments in Limited Partnerships

The Broad Market Fund, L.P.--The Broad Market Fund L.P. is a Delaware limited partnership ("Broad Market Fund") that was organized for the purpose of achieving long-term capital growth through hedged investments arranged by one or more money managers and/or investment funds. At December 31, 1996, TPI, the General Partner, had an investment of $559,847 (cost - $423,620) in the Broad Market Fund. For the years ended December 31, 1996 and 1995, TPI's proportionate share of the Broad Market Fund's income ($79,784 and $44,566, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income. At December 31, 1996, TPI's investment in the limited Broad Market Fund, L.P. represented .80% of the Broad Market Fund's net assets. The summarized audited financial information of the Broad Market Fund, based solely on the report of other auditors, is as follows:

                                                       December 31,
                                                           1996
                                                       ------------

Total assets                                           $75,908,923
Total liabilities                                        6,264,461

                             Tremont Advisers, Inc.

3. Investments in Partnerships (continued)

                                                     Year ended December 31,
                                                     1996               1995
                                                  ----------------------------

Net investment income                             $  878,640        $  425,293
Net realized gain on investments                   7,485,139         3,562,435
                                                  ----------------------------
Net income                                        $8,363,779        $3,987,728
                                                  ============================

GamTree, L.P.--GamTree, L.P., a Delaware limited partnership ("GamTree") was organized for the purpose of achieving long-term capital growth through diversified asset management. At December 31, 1996, TPI, a Co-General Partner with GAMCO Investors, Inc., an affiliate of a shareholder, had an investment of $158,429 (cost - $100,000) in GamTree. For the years ended December 31, 1996 and 1995, TPI's proportionate share of GamTree's income ($21,079 and $34,614, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income. At December 31, 1996, TPI's investment in GamTree represented 17.9% of GamTree's net assets.

The Ultima Fund, L.P.--The Ultima Fund, L.P. is a Delaware limited partnership (the "Ultima Fund") that was organized for the purpose of achieving a high total return and preservation of capital utilizing a multi-manager approach to investing. At December 31, 1996, TPI had an investment of $116,549 (cost - $115,000) in the Ultima Fund, which represents .20% of Ultima Fund's net assets. For the year ended December 31, 1996, TPI's proportionate share of the Ultima Fund's income ($1,549), is reflected in equity in earnings of limited partnerships in the consolidated statements of income. TPI did not have an investment in the Ultima Fund at December 31, 1995. Effective January 1, 1997, the Ultima Fund Limited Partnership Agreement was amended and restated whereby Meridian Capital Partners, Inc. was added as a Co-General Partner with TPI.

The F.W. Thompson Fund, L.P.--In October 1995, The F.W. Thompson Fund, L.P. a Delaware limited partnership (the "Thompson Fund"), was organized for the purpose of achieving long-term capital growth while preserving capital. At December 31, 1996, TPI, the General Partner, had an investment of $36,553 (cost
- $29,847) in the Thompson Fund, which represents .60% of the fund's equity. In addition, TPI has a commitment to fund up to 1% of the limited partnership losses if and when such losses occur. For the years ended December 31, 1996 and 1995, TPI's proportionate share of the limited partnership's income ($4,162 and $2,544, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income.

The aggregated summarized unaudited financial information of GamTree, the Ultima Fund and the Thompson Fund is as follows:

                                                       December 31,
                                                          1996
                                                       ------------

Total assets                                           $70,688,495
Total liabilities                                        7,342,820

                             Tremont Advisers, Inc.

3. Investments in Partnerships (continued)

                                                    Year Ended December 31
                                                    1996              1995
                                                  ----------------------------

Net investment loss                               $(1,077,612)    $  (522,685)
Net realized and unrealized
  gain on investments                               9,765,451       4,491,934
                                                  ---------------------------
Net income                                        $ 8,687,839      $3,969,249
                                                  ============================

4. Investments in Joint Ventures

In October 1994, TBL entered into an agreement to form N Compass Financial Services Limited, a joint venture, to provide investment advisory services to off-shore clients. For the years ended December 31, 1996 and 1995, TBL's proportionate share (40%) of operating losses of the joint venture were $95,350 and $55,000, respectively. The investment in this joint venture at December 31, 1996 was $79,650 (cost - $250,000).

At December 31, 1996, TBL's investment representing 24.9% of Tremont International Insurance, Ltd. (TIIL"), a Cayman Island corporation formed in July 1996, was $60,532 (cost - $62,250). TIIL is still in the formative stages and therefore has not generated revenues. TIIL will offer certain deferred variable annuities, variable life insurance and other insurance contracts to customers not resident in the Cayman Islands. For the period ended December 31, 1996, TBL's proportionate share of operating losses was $1,718 and is reflected in loss from operations of joint ventures.

At December 31, 1996, TBL's investment representing 40% of Tremont Capital Limited ("TCL"), a Bermuda corporation, formed in July 1996, was $29,068 (cost - $5,150). TCL provides various investment services to offshore clients and TBL's proportionate share of operating income was $23,918 for the period ended December 31, 1996 and is reflected in loss from operations of joint ventures.

The summarized unaudited financial information of the joint ventures is as follows:

                                                       December 31,
                                                          1996
                                                       ------------

Total assets                                            $685,113
Total liabilities                                        159,059


                                                              For the Period
                                                             November 4, 1994
                                                              (inception of
                        Year Ended December 31,               N-Compass) to
                                 1996                       December 31, 1995
                      ---------------------------         ---------------------

Revenues                      $ 319,179                         $  40,435
Expenses                        493,325                           227,235
                      ---------------------------------------------------------
Net loss                      $(174,146)                        $(186,800)
                      =========================================================

                             Tremont Advisers, Inc.

5. Other Investments

At December 31, 1996, the TBL investment in Global Fund Resources N.V. represents a 12% interest in such corporation that was established in May 1994 under the laws of the Netherland Antilles. Global Fund Resources N. V. was formed to provide a variety of investment services to individuals or entities active or desiring to be active in the financial and investment markets. The cost and estimated fair value of this investment at December 31, 1996 was $120,000 and the investment is not considered to be readily marketable. Such amount is included in other investments in the consolidated balance sheet.

At December 31, 1996, TBL has invested $50,000 in American Master Fund Limited, a Cayman Islands exempt Company, which was incorporated in July 1991. The principal activity of this Company is to operate as an investment fund to invest primarily in offshore investment vehicles. The Fund's investment objective is to achieve a high total rate of return by utilizing the expertise of a number of investment managers, while preserving capital for its investors. The cost and estimated fair value of this investment at December 31, 1996 was $50,000. Such amount is included in other investments in the consolidated balance sheet.

At December 31, 1996, TBL owns warrants to purchase 87,500 shares of common stock of an unaffiliated public corporation at $3.78 per share which expire October 19, 1998, and 18,750 shares of common stock of the same unaffiliated public corporation at $3.63 per share which expire October 30, 1998. Such warrants have been valued at zero at December 31, 1996.

6. Accrued Expenses

Accrued expenses at December 31, 1996 consist of the following:

Professional and consulting fees                          $  930,454
Compensation                                                 150,000
Publications                                                  30,000
Other                                                         21,516
                                                          ----------
                                                          $1,131,970
                                                          ==========

Included in professional and consulting fees is an amount accrued for the claims asserted against the Company (see Note 12).

7. Shareholders' Equity

The Company's Class A Common Stock and Class B Common Stock are entitled to equal rights and privileges, except that:

a. with respect to voting rights, each Class A Common Stock shareholder is entitled to four votes for each share held of record, while the Class B Common Stock shareholders are entitled to one vote for each share held of record; and,

b. upon liquidation, dissolution or winding up of the Company, before any distribution in respect of the Class B Common Stock, the shareholders of the Class A Common Stock are entitled to receive an amount equal to the aggregate liquidation preference of $0.40 per share. The shareholders of the Class B Common Stock are then entitled to $0.40 per share, and the remaining assets of the Company are then distributed in equal amounts per share.

                             Tremont Advisers, Inc.

7. Shareholders' Equity (continued)

No dividends may be declared or paid on either class of Common Stock as long as there are accumulated and unpaid dividends on Series A Preferred Stock. The Company has not declared or paid dividends on either Class of Common Stock during the two year period ended December 31, 1996.

The Company also has authorized 350,000 shares of $1 par value voting Preferred Stock; no shares of such Preferred Stock have been issued. In addition, the Company has authorized 650,000 shares of Series A Preferred Stock (Redeemable Preferred Stock) $1 par value. The Redeemable Preferred has no voting rights, except to elect one member of the Company's Board of Directors and to vote, as a separate class, on any merger, consolidation, or sale of the Company's assets. At December 31, 1996, there is no Redeemable Preferred Stock issued and outstanding.

8. Stock Options

In April 1994, the Board of Directors granted to the president and chief operating officer an option to purchase 275,000 shares of Class B Common Stock at $1.75 per share, the then current fair market value of the stock. The options will vest and become exercisable on the following schedule: 75,000 on the first day of employment; 75,000 on the first anniversary of employment, 75,000 on the second anniversary of employment, and 50,000 on the third anniversary of employment. These options will expire on the anniversary of the grant date in 2001. In the event of the termination of the executive's employment, TPI will have the option, exercisable no later than seven days after the date of termination, to purchase all of the executive's stock and vested options. The purchase price of each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $1.75.

During December 1994, an option to purchase 40,000 share of Class B Common Stock at $2.00 per share was granted to a director and an option to purchase 10,000 shares of Class B Common Stock at $2.00 per share was granted to an employee. The director exercised his option and purchased 40,000 shares of Class B Common Stock in December 1996. The employee's options, which are now fully vested, will expire on the anniversary of the grant date in 1999. In the event of the termination of the employee's employment, the Company will have the option, exercisable no later than seven days after the date of termination, to purchase all of the employee's stock and vested options. The purchase price for each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $2.00 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $2.00.

                             Tremont Advisers, Inc.

8. Stock Options

A summary of changes in stock options in 1996 and 1995 is:

                                              Number of            Price
                                               Shares            Per Share
                                         -----------------------------------

Outstanding at December 31, 1994              325,000         $1.75 - $2.00
   Granted                                          -                     -
   Exercised                                        -                     -
   Cancelled                                        -                     -
                                         -----------------------------------
Outstanding at December 31, 1995              325,000          1.75 -  2.00
   Granted                                          -                     -
   Exercised                                   40,000                  2.00
   Cancelled                                        -                     -
                                         -----------------------------------
Outstanding at December 31, 1996              285,000          1.75 -  2.00

Options exercisable at:
   December 31, 1995                          195,000          1.75 -  2.00
   December 31, 1996                          235,000          1.75 -  2.00

9. Other Income, Net

                                               1996                1995
                                         -----------------------------------

   Interest income                           $ 14,080             $18,825
   Realized investment gain                   130,874                   -
                                         -----------------------------------
                                             $144,954             $18,825
                                         ===================================

10. Income Taxes

The provision for income taxes is summarized as follows:

                                               1996                1995
                                          -----------------------------------
    Current:
      State                                 $   2,442             $ 2,300
                                          -----------------------------------
                                                2,442               2,300
    Deferred:
      Federal                                 194,100                   -
                                          -----------------------------------
    Total tax expense                        $196,542             $ 2,300
                                          ===================================

                             Tremont Advisers, Inc.

10. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and deferred tax assets as of December 31, 1996 are as follows:

      Deferred tax liabilities:
        Tax over book depreciation                              $  19,200
        Unrealized appreciation from limited partnerships           8,500
        Undistributed earnings of foreign subsidiary              208,000
                                                                 ---------
      Total deferred tax liabilities                              235,700

      Deferred tax assets:
        Bad debt reserves                                           4,000
        Organization costs                                          5,100
        Net operating loss carryforward                            32,500
                                                                 ---------
      Total deferred tax assets                                    41,600
                                                                 ---------
      Net deferred tax liability                                 $194,100
                                                                 =========

The valuation allowance was reduced to zero at December 31, 1996 from $62,100 at December 31, 1995 primarily as a result of the utilization of net operating loss carryforwards in 1996.

The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a lower effective tax rate than the statutory income tax rate. The statutory income tax rate is graduated from 15% to 34% on net income up to $10 million; a 5% surcharge applies to net income over $100,000, for a maximum surcharge of $11,250. The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                             1996                            1995
                                               ---------------------------------------------------------------
                                                     Amount          Percent         Amount         Percent
                                               ---------------------------------------------------------------
Statutory federal income tax rate                  $245,510           34.0          $ 1,515          15.0
State taxes, net of federal benefit                   1,612             .2            1,955          19.4
Travel and entertainment - nondeductible              7,435            1.0            1,875          18.6
Change in valuation allowance                       (62,100)          (8.6)          (3,582)        (35.5)
Other                                                 4,085             .6              537           5.3
                                               ---------------------------------------------------------------
                                                   $196,542           27.2          $ 2,300          22.8
                                               ===============================================================

In 1996 and 1995, the Company made no federal income tax payments and paid $1,742 and $1,839, respectively, in state minimum and capital taxes.

At December 31, 1996, the Company had a net operating loss carryforward of approximately $87,000, for tax purposes which expires, if not previously utilized in 2009.

                             Tremont Advisers, Inc.

11. Commitments

On December 13, 1996, the Company entered into a amendment to the employment contract with the Chairman of the Board of Directors that expires on December 31, 1997. Under the terms of this agreement, the Chairman is entitled to receive a minimum annual base salary of $362,000. In addition, the Chairman could receive incentive compensation, to be determined by the Board of Directors, at the end of each fiscal year.

On December 13, 1996, the Company entered into an amendment to the employment contract with the President and Chief Operating Officer of the Company that expires on December 31, 1997. Under the terms of such amended agreement, the executive is entitled to receive a minimum annual bases salary of $326,000. In addition, the executive will receive incentive compensation equal to an amount pursuant to a predetermined percentage of the incentive compensation paid to the Company's Chairman of the Board of Directors.

TBL has entered into an agreement to provide a loan facility to TCL up to $175,000 at twelve percent (12%). Interest on any amounts drawn will be payable quarterly, and principal and any unpaid accrued interest will be due and payable December 31, 1998. On the due date of the facility, an additional one time payment equal to twenty-five percent (25%) of the amount of the highest principal amount outstanding will be due and payable to TBL. At December 31, 1996, no amounts have been drawn against this facility.

At December 31, 1996, the Company has made commitments for capital expenditures totaling $27,000.

Effective in 1994, the Company entered into an agreement whereby the Company assumed a lease for its executive offices. The facility's lease expires May 2001 and requires monthly payments of approximately $8,450.

TBL's lease for corporate offices expired in February 1997, and was renewed through February 2000. Such lease requires monthly payments of approximately $5,500. At December 31, 1996, TBL has sublet to an unrelated entity approximately 50% of this facility at a monthly rental of approximately $2,000.

Rent expense for the years ended December 31, 1996 and 1995 was $173,457 and $233,328, respectively. Future minimum obligations under noncancellable operating leases at December 31, 1996 were as follows: 1997-$198,500, 1998-$187,700, 1999-$171,500, 2000-$104,100 and 2001-$43,400.

                             Tremont Advisers, Inc.

12. Contingencies

In February 1997 a case was tried in the Supreme Court, New York County before a judge and jury against the Company, TPI and TBL by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Management Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. Effective with the close of business on November 15, 1996, Global Advisors Portfolio N.V. terminated TBL and as a result, no further fees were generated after that date. On February 11, 1997, the jury determined that there was no agreement and returned a verdict in favor of plaintiff Kazco Mgt., Inc. and against TBL in the amount of $125,000 together with interest at 9% per annum from January, 1995, as the reasonable value of the services provided. The Court ordered dismissal of the complaint against the Company and TPI. Once the judgment is entered, Kazco Mgt., Inc. will have (30) thirty days to decide whether it intends to appeal. TBL recorded reserves which are estimated to adequately cover the liabilities resulting from this litigation.

13. Employee Benefit Plan

The Company has a defined contribution plan, the Tremont Advisers 401(k) Savings Plan (the "Plan"), which has been designed to provide retirement benefits for the Company's employees. All employees who have attained the age of eighteen and who have completed one month of service with the Company are eligible to participate in the Plan. An employee may elect to defer up to 15% of his or her compensation per year to contribute to the Plan and may allocate such contributions among eight investment mutual funds and the Class A or Class B Common Stock of the Company. There is no provision for employer matching contributions.

The Company may contribute a sum to be determined each plan year by employer resolution. The amount allocated to each participant is generally governed by each employee's compensation. For the year ended December 31, 1996, the Company has contributed $31,728 to the Plan. No such contribution was made in 1995.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

                                 Not Applicable

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The present Directors and Executive Officers of the Company are set forth below:

    Name                Age      Position
    ----                ---      --------
Sandra L. Manzke         48      Chairman of the Board of Directors
                                 and Chief Executive Officer
Robert I. Schulman       51      Director, President and Chief Operating Officer
John L. Keeley, Jr.      56      Director
Jimmy L. Thomas          55      Director
Suzanne S. Hammond       50      Secretary and Treasurer
Stephen T. Clayton       36      Chief Financial Officer

         All directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. Sandra L. Manzke and Robert I. Schulman are the only officers subject to the terms of any employment agreement. There are no family relationships among any of the directors or executive officers of the Company.

         Sandra L. Manzke is the Company's Chairman of the Board and Chief Executive Officer. Prior to May 31, 1994, she had been President and a director of the Company since September 1987 when the Company acquired TPI. Ms. Manzke was one of the principal founders of TPI in 1984 and has been its Chairman and President since its inception. Ms. Manzke also serves as a director of TBL. Ms. Manzke has and continues to be principally responsible for the operations and client relationships of the Company.

         Robert I. Schulman became the Company's President and Chief Operating Officer as of May 31, 1994. He has been a Director of the Company since October 1993. Mr. Schulman also became President, Chief Executive Officer and a Director of Tremont Securities, Inc. as of June 1994. Prior to May 31, 1994, he was Executive Vice President, Director of Products & Services at Smith Barney Shearson. He began his career in 1969 as an Account Executive trainee with E.F. Hutton & Co., Inc. He then became assistant branch manager of the Columbus Circle branch of E.F. Hutton & Co., Inc. in New York City. Subsequently, Mr. Schulman served as Vice President and Regional Options and Futures Director of the Atlantic Region, Senior Vice President and National Director of Leveraged Products, and as Executive Vice President of all product sales at E.F. Hutton & Co., Inc. He has served on the NYSE Derivative Product Committee, CBOE Retail Advisory Council, NASD Options and Derivative Product Committee, Board of the New York Futures Exchange, and the NYSE Option Specialist Allocation Committee. Mr. Schulman is a member of the Company's Audit Committee.

         John L. Keeley, Jr. became a Director of the Company in January 1994. Mr. Keeley is President, Treasurer and a Director of Keeley Investment Corporation, a registered broker-dealer. He has held these positions since 1977. He is also President, Treasurer and a Director of Keeley Asset

Management Corporation, a registered investment advisor, Keeley Small Cap Value Fund, Inc., an open-end mutual fund, various investment partnerships and the John L. Keeley, Jr. Foundation. Mr. Keeley also became a Director of the Marquette National Corporation and an advisor to the Finance Department of DePaul University in 1994. Mr. Keeley is a member of the Company's Audit Committee.

         Jimmy L. Thomas became a Director of the Company in November 1994. Mr. Thomas has been Senior Vice President - Financial Services and Treasurer of Gannett Co., Inc. since December 1991. Prior to 1991, Mr. Thomas was Vice President - Financial Services and Treasurer of Gannett Co., Inc. He is also a Director of Broadway/Brown Development Co. Mr. Thomas serves on the Investment Advisory Board of the Newspaper Association of America and the Regional Advisory Boards of Marine Midland Bank and Arkwright Boston Manufacturers Mutual Insurance Company. Mr. Thomas is a member of the Company's Audit Committee.

         Suzanne S. Hammond has been the Secretary and Treasurer of the Company since August 1991. Ms. Hammond became a consultant to TPI in April 1989, and prior to that time, she served for six years as a Senior Analyst with Rogers, Casey & Associates, Inc., a firm engaged in the business of pension consulting, where she was responsible for monitoring the New York City Teachers' Retirement System Variable Annuity Fund A and the related South Africa divestiture proceedings. Ms. Hammond also currently serves as a Vice President, Treasurer and Secretary of TPI, and as a director of TBL.

         Stephen T. Clayton joined the Company on January 10, 1994 and was appointed Chief Financial Officer on January 19, 1994. Mr. Clayton also became the Financial and Operations Principal and a Director of TSI in June 1994. Mr. Clayton was a Senior Manager with Ernst & Young LLP, an independent public accounting firm, from October 1989 until he joined the Company. Prior to becoming a Senior Manager, he worked for six years at Ernst & Young LLP.


Item 10. Executive Compensation.
--------------------------------

         The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and other executive officers whose total cash compensation exceeded $100,000 for services rendered to the Company and its subsidiaries for the fiscal year ended December 31, 1996 (the "Named Officers").

                           Summary Compensation Table

                               Annual Compensation

---------------------------------------------------------------------------------------------------------------------
                                                                                Long Term Compensation
                                                                     ------------------------------------------------
                                      Annual Compensation                    Awards             Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                      Restricted   Securities     LTIP    All other
   Name and Principal                                        Other       Stock     Underlying    Payout    Compen-
        Position                   Salary        Bonus       Annual    Award(s)     Options/      ($)     sation ($)
                           Year    ($)(a)         ($)       Compen-       ($)       SARs (#)
                                                             sation
                                                             ($)(b)
---------------------------------------------------------------------------------------------------------------------
Sandra L. Manzke,          1996   262,500        325,000       -           -            -          -          -
Chief Executive Officer  --------------------------------------------------------------------------------------------
                           1995   250,000        196,500       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1994   250,000        250,000       -           -            -          -          -
---------------------------------------------------------------------------------------------------------------------
Robert I. Schulman,        1996   236,250        292,500       -           -            -          -          -
Chief Operating          --------------------------------------------------------------------------------------------
Officer                    1995   225,000        147,375       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1994   131,250        225,000       -           -         275,000       -          -
---------------------------------------------------------------------------------------------------------------------
Stephen T. Clayton,        1996   110,000         32,500       -           -            -          -          -
Chief Financial Officer  --------------------------------------------------------------------------------------------
                           1995   105,000         13,850       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1994    87,642         11,250       -           -         10,000        -          -
---------------------------------------------------------------------------------------------------------------------
Bruce D. Ruehl, Senior     1996    85,000         55,000       -           -            -          -          -
Vice President and       --------------------------------------------------------------------------------------------
Director of Manager        1995    75,538         10,000       -           -            -          -          -
Research for TPI         --------------------------------------------------------------------------------------------
                           1994    65,000          5,000       -           -            -          -          -
---------------------------------------------------------------------------------------------------------------------

(a) On December 13, 1996, the Company entered into an Amendment to the employment agreement dated September 15, 1995 with Ms. Manzke that expires on December 31, 1997. Under the terms of this agreement, Ms. Manzke is entitled to receive a minimum annual base salary of $362,000. In addition, Ms. Manzke could receive incentive compensation, to be determined by the Board of Directors. On December 13, 1996, the Company entered into an Amendment to the employment agreement dated April 27, 1994 with Mr. Schulman that expires on December 31, 1997. Under the terms of this amendment, Mr. Schulman is entitled to receive a minimum annual base compensation of $326,000. In addition, Mr. Schulman must receive incentive compensation equal to 90% of the incentive compensation paid to Ms. Manzke.

(b) Other annual compensation received by Ms. Manzke and Mr. Clayton did not exceed the lesser of $50,000 or 10% of her/his annual salary and bonus. Mr. Schulman did not receive any other annual compensation.

               Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values

Presented below is information with respect to unexercised stock options to purchase the Company's Class B Common Stock held by each Named Officer as of December 31, 1996.

                                                                       Number of
                                                                       Securities       Value of
                                                                       Underlying       Unexercised In-
                                                                       Unexercised      the-Money Options
                                                                       Options at       at December 31,
                                                                       December 31,     1996($)
                                                                       1996 (#)

                           Shares Acquired on                          Exercisable/     Exercisable/
Name                       Exercise (#)           Value Realized ($)   Unexercisable    Unexercisable
------------------------------------------------------------------------------------------------------------
Sandra L. Manzke                   -                     -                   -                 -

Robert I. Schulman                 -                     -            225,000/50,000   $168,750/$37,500

Stephen T. Clayton                 -                     -                10,000/0         $5,000/$ -

Bruce D. Ruehl                     -                     -               -                     -

Directors' Compensation

         Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as a director. Non-employee directors of the Company receive $2,500 for each Board of Directors meeting attended and $1,250 for each telephonic Board Meeting attended.

Employment Contracts, Termination of Employment and Change in Control Arrangements.

         The Company and Sandra L. Manzke, the Company's Chairman of the Board and Chief Executive Officer, entered into an amended employment agreement whereby Ms. Manzke is entitled to a minimum base salary of $362,000 per annum. She was also entitled to a bonus as determined by the Board of Directors. Ms. Manzke's employment may be terminated due to illness, disability or other incapacity such that she is unable to perform her duties for a period of ninety
(90) consecutive days. If her employment is so terminated, she will be entitled to receive her base salary and accrued bonus until December 31, 1997. In the event of her death, her right to compensation will cease.

         In the event of the termination of Ms. Manzke's employment for any reason, including death, the Company shall have the option, provided it is exercised within ninety (90) days, to reacquire all of Ms. Manzke's shares of capital stock of the Company for a price per share equal to the market value on the date of such termination. Ms. Manzke agrees that she will not sell or dispose of her stock in the Company without first offering to sell the stock to the Company at a price per share equal to the market value.

         Robert I. Schulman, the President and Chief Operating Officer of the Company, entered into an amendment to the employment agreement with the Company as of December 13, 1996. The amendment expires on December 31, 1997, with automatic renewals from year to year unless either party terminates it in a timely manner. Mr. Schulman is entitled to a minimum base salary of

$326,000 plus a bonus as the Board of Directors may determine; provided, however, that in no event will Mr. Schulman's base salary in any year subsequent to 1995 be less than 90% of the base salary payable to Ms. Manzke for such year and in no event will Mr. Schulman's bonus be less than 90% of the incentive compensation payable to Ms. Manzke in such year. If Mr. Schulman is disabled or his employment is terminated by the Company without cause or by him with cause, then he will be entitled to receive his base salary and accrued bonus until December 31, 1997. In the event of the termination of his employment by the Company with cause or by him without cause or in the event of his death, his right to compensation will cease upon the date of termination or death.

         Upon executing his initial employment agreement in 1994, Mr. Schulman was granted options to purchase 275,000 shares of the Company's Class B Common Stock, at an exercise price of $1.75 per share, the then current fair market value of the Class B Common Stock. The options vest and become exercisable on the following schedule: 75,000 on the first day of employment; 75,000 on the first anniversary of the first day of employment; 75,000 on the second anniversary of the first day of employment; and 50,000 on the third anniversary of the first day of employment. These options will expire on the anniversary of the grant date in 2001. In the event of the termination of Mr. Schulman's employment for any reason, including the expiration of the employment agreement, any unvested options will lapse; vested but unexercised options will remain outstanding and exercisable under the original terms and conditions, subject to an option in favor of TPI to purchase all of Mr. Schulman's stock no later than seven days after the date of termination for a per share price equal to the best bid price on the date of termination and the purchase price for each option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of Common Stock on the date of termination less $1.75. Mr. Schulman has agreed that he will not dispose of the Class B Common Stock he acquires pursuant to the options or the unexercised options without first offering them to TPI for the per share price applicable in the case of the termination of his employment.

Class B Options

         In December 1994, an option to purchase 40,000 shares of Class B Common Stock was granted to a director and an option to purchase 10,000 shares of Class B Common Stock was granted to an officer. The director exercised his option and purchased 40,000 shares of Class B Common Stock in December 1996. The officer's option to purchase Class B Common Stock will expire on fifth anniversary of the date of grant (December 15, 1999). The employees' options are now fully vested. In the event of the termination of the officer's employment, the Company will have the option, exercisable no later than seven days after the date of termination, to purchase all of the officer's stock and vested options. The purchase price for each share of Class B Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $2.00 or (ii) the amount of the best bid price for a share of Class B Common Stock on the date of such termination less $2.00.

         As of December 31, 1996, options to purchase 225,000 shares and 10,000 shares of Class B Common Stock for $1.75 and $2.00, respectively, were exercisable by the Company's executives.

Indemnification for Certain Liabilities

         The By-Laws of the Company provide that the Company may indemnify its directors and officers to the fullest extent permitted by the laws of the Delaware General Corporation Law against all expenses, liability and loss (including attorneys' fees, judgment, fines and amounts paid in settlement) incurred by them in any action, suit or proceeding arising out of certain of their actions or omissions in their capacities as directors or officers. Article Seven of the Company's Restated Certificate of Incorporation provides that, with certain exceptions, no director of the Company may be liable to the Company for monetary damages as a result of a breach of his fiduciary duties as a director. The Company has acquired directors' and officers' liability insurance for its directors and officers.

         The Delaware Supreme Court has held the directors' duty of care to a corporation and its shareholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its certificate of incorporation to exonerate its directors from personal liability to the corporation or its shareholders for monetary damages for a breach of their fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declaration of dividends and transactions from which the director derived an improper personal benefit. As noted above, the Company's Restated Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. This limitation of liability provision does not eliminate a shareholder's right to seek non-monetary, equitable remedies such as an injunction or rescission in order to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations, and there may be instances in which no effective remedy is available.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors, and by such members and by the Company's officers as a group, as well as certain other beneficial owners as of March 5, 1997. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed. The following information has been furnished to the Company or is based on Schedules 13D, or any amendments thereto, received by the Company as filed with the Commission.

                                           Number of
                                         Shares Owned                                % of
Name and Address of                      ------------                                ----
Beneficial Owner                  Class A              Class B             Class A             Class B
--------------------------------------------------------------------------------------------------------
Sandra L. Manzke (1)              199,762              381,151                16%                15%
555 Theodore Fremd Avenue
Rye, New York

Robert I. Schulman(2)               1,964              290,051                 *                 10
555 Theodore Fremd Avenue
Rye, New York

John L. Keeley, Jr. (3)            81,590              370,000                 6                 14
401 South LaSalle Street
Chicago, Illinois

Jimmy L. Thomas                         -               40,000                 -                  2
1100 Wilson Boulevard
Arlington, VA  22234

Stephen T. Clayton (4)                759               25,167                 *                  1
555 Theodore Fremd Avenue
Rye, New York

Bruce D. Ruehl (5)                    201               96,370                 *                  4
555 Theodore Fremd Avenue
Rye, New York

Mario J. Gabelli (6)              570,080              196,695                44                  8
555 Theodore Fremd Avenue
Rye, New York

Lynch Corporation (7)                   -              163,718                 -                  6
8 Sound Shore Drive
Greenwich, CT

W&M Partners                            -              340,000                 -                 15
140 West 71st Street
New York, New York

Directors and Officers
as a group:                       284,276            1,242,572                22                 44


*   Less than one percent.

(1) Includes 10,000 shares of Class A Common Stock held by the Tremont Advisers, Inc., 401(k) Savings Plan for the benefit of Ms. Manzke and 16,162 shares of Class A Common Stock which are registered in the names of Ms. Manzke's children, of which she possesses sole voting power and investment power with respect to such shares. The 381,151 shares of Class B Common Stock include 40,500 shares held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Ms. Manzke.

(2) The shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Schulman. Of the 290,051 shares of Class B Common Stock, 225,000 shares represent certain stock options granted to Mr. Schulman by the Company that have vested and 1,254 shares are held by the Tremont Advisers, inc. 401(k) Savings Plan for the benefit of Mr. Schulman.

(3) The 81,590 shares of Class A Common Stock are owned by Keeley Investment Corp ("KIC"). Mr. Keeley is the President, Treasurer, a Director and the sole shareholder of KIC. KIC is a broker-dealer, organized under the laws of Illinois. Of the 370,000 shares of Class B Common Stock reported, 260,000 shares reported are beneficially owned by Mr. Keeley and include 20,000 shares held in the name of his wife, 35,000 shares held by the KIC Profit Sharing Plan & Trust for the benefit of Mr. Keeley for which Mr. Keeley is Trustee, and 35,000 shares held by the KIC Pension Plan & Trust for the benefit of Ms. Keeley and for which Mr. Keeley is Trustee. Of the remaining 110,000 shares of Class B Common Stock, 100,000 shares are owned by Kamco Limited Partnership No. 1 ("KLP") and 10,000 shares held by JGJ Partnership of which
Mr. Keeley is a partner. Mr. Keeley is the sole general partner of KLP, an investment partnership organized under the laws of Illinois. Mr. Keeley is deemed to have a beneficial ownership of securities owned beneficially by each of the foregoing entities.

(4) The 759 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton. Of the 25,167 shares of Class B Common Stock, 10,000 shares represent certain stock options granted to Mr. Clayton by the Company that have vested, 2,666 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton and 3,500 shares are held in the name of his wife, for which Mr. Clayton specifically disclaims beneficial ownership.

(5) The 201 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl. Of the 96,370 shares of Class B Common Stock, 1,370 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl.

(6) Includes 325,385 shares of Class A Common Stock and 2,267 shares of Class B Common Stock owned by family trusts or partnerships over which Mr. Gabelli has sole voting power and investment power. Does not include shares listed elsewhere in this table which are held by Lynch Corporation ("Lynch"), of which Mr. Gabelli specifically disclaims beneficial ownership. Mr. Gabelli is the principal shareholder, as well as the Chairman of the Board and Chief Executive Officer, of Gabelli Funds, Inc. ("GFI"), a registered investment adviser under the Investment Advisers Act of 1940, as amended and the ultimate parent company for a variety of operating companies engaged in various aspects of the securities business, including GAMCO Investors, Inc. ("GAMCO"), a majority-owned subsidiary of GFI and a registered investment adviser; Gabelli Securities, Inc. ("GSI"), a majority-owned subsidiary of GFI; and Gabelli & Company, Inc. ("Gabelli & Company"), a wholly-owned subsidiary of GSI and a registered broker-dealer. Mr. Gabelli is also Chief Investment Officer of GAMCO and a registered representative of Gabelli & Company. GFI, GAMCO, GSI and Gabelli & Company are herein referred to as "affiliates" of Mr. Gabelli. Acting in these capacities, Mr. Gabelli has the authority for making voting and investment decisions on behalf of the affiliates and, therefore, may be deemed to be the beneficial owner of shares of the Company owned by or held in accounts of such affiliates. Of the remaining 244,695 shares of Class A Common Stock owned by Mr. Gabelli and affiliates of Gabelli, 43,041 shares are held by Gabelli Securities, Inc. and 105,500 shares are held by GFI, each of which has the sole voting power and sole investment power for their clients with respect to these securities.

(7) Mr. Gabelli is Chairman of the Board and Chief Executive Officer of Lynch, and he and his affiliates and their clients are principal shareholders of Lynch. Mr. Gabelli may be deemed to be a beneficial owner of the shares of the Company owned by Lynch by virtue of his and certain affiliated parties' beneficial ownership of 336,250 shares, or 24.4%, of the common stock of Lynch. Mr. Gabelli, however, specifically disclaims beneficial ownership of all of the shares of the Company's Common Stock held by Lynch.

Item 12. Certain Relationships and Related Transactions.
---------------------------------------------------------

Class B Options

         In December 1994, an option to purchase 40,000 shares of Class B Common Stock was granted to Jimmy L. Thomas, a director of the Company. In December 1996, Mr. Thomas exercised the option and purchased 40,000 shares of the Company's Class B Common Stock at $2.00 per share, the then fair market value.

Joint Venture Investment

         At December 31, 1996, TBL had an investment of $60,532 (24.9% ownership) in TIIL. TIIL will offer certain deferred variable annuities, variable life insurance and other insurance contracts to customers not resident in the Cayman Islands. For the period ended December 31, 1996, TBL's proportionate share of operating losses was $1,718.

Selection of Investment Advisers

         As part of its services rendered, and in its capacity as investment consultant to various clients, the Company monitors and evaluates the performance of investment managers for clients based on a criteria of matching the objectives of the clients with the investment characteristics of an investment manager. Based on such monitoring and evaluation, the Company will either recommend the selection, continuation or termination of an investment manager to the Company's clients. The final decision is made by the client. In certain instances, clients have requested that affiliates of the Company act as investment manager. GAMCO, an affiliate of Mario J. Gabelli, was selected to be one of the investment managers, along with others, to one of the Company's consulting clients upon the recommendation of TPI or TBL. Such recommendation was made based on an evaluation of all relevant factors by TPI or TBL. In addition, TBL has been retained as the investment advisor of the Global Advisors Portfolio, N.V. and an investment by this fund has been made in Gabelli International II, a fund operated by an affiliate of the Company. In accordance with the terms of this fund, no affiliate of TPI or TBL can manage more than 15% of the assets of this fund. In accordance with the investment management agreement dated February 22, 1993, by and between the Global Advisors Portfolio N.V. and TBL, TBL was terminated as of the close of business on November 15, 1996. TBL does not anticipate receiving further fees from this Fund.

         In the future, the Company may enter into transactions with its directors, officers, stockholders of 5% of its Common Stock or affiliates of Lynch or Mr. Gabelli, but will do so only if the terms of such transactions are no less favorable to the Company than could be obtained by the Company from unaffiliated third parties.



Item 13. Exhibits and Reports on Form 8-K.
--------------------------------------------

(a)      Documents filed as part of this report:

         1. The following consolidated financial statements of the Company are included in Item 7:


Year Ended December 31, 1996
------------------------------

Report of Independent Auditors
Consolidated Balance Sheet as of December 31, 1996
Consolidated Statements of Income for the years ended
  December 31, 1996 and 1995
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1995
Notes to Consolidated Financial Statements

 3.                                                                    Exhibits.

Exhibit No.
-----------

  3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

  3.2 By-Laws of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

  3.3 Amendment to the Certificate of Incorporation of the Company, dated December 23, 1993 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

  4.1 Specimen representing the Rights Certificate of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

  4.2 Specimen representing the Class A Common Stock, $0.01 par value, of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

 10.5 Investment Management Agreement dated September 20, 1990, between American Masters Fund (Cayman) Limited (referenced in the Prospectus as "The Ultima Funds Limited") and Tremont (Bermuda) Limited (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

 10.9 Consulting Services Agreement dated as of May 1, 1991, between Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

10.17 Consulting Agreements between Leon Meyers and each of Tremont Partners, Inc. and Tremont (Bermuda) Limited (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 12, 1993).

10.22 Letter Agreement dated October 25, 1993, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29,
        1994).

10.24 Assignment and Assumption of Lease dated February 14, 1994 between Company and Omni Funding Corporation (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.25   Lease between Gateside-Rye Company and Omni Funding
        Corporation, dated October 29, 1990 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.26 Assignment and Assumption of Lease dated February 18, 1994 between Company and GAMCO Investors, Inc. (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.27   Lease between First Properties of Bermuda Ltd and Tremont
        (Bermuda) Limited, dated February 23, 1994 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.29 Consulting Services Agreement between Omega Overseas Partners, Ltd. and Tremont (Bermuda) Limited dated April 1, 1994
        (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.30 Employment Agreement dated April 22, 1994 between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12,
        1994).

10.31   Stock option Agreement dated April 22, 1994 between the
        Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994).

10.32 Stock option Agreement dated December 15, 1994 between the Company and Jimmy L. Thomas (incorporated herein by reference to the Company's Registration Statement No. 33-89966 on Form S-1 and Post-Effective Amendment No. 1 to Registration Statement
        No. 33-81438 on Form S-1 filed with the Commission on March 3, 1995).

10.33 Stock option Agreement dated December 15, 1994 between the Company and Stephen T. Clayton (incorporated herein by reference to the Company's Registration Statement No. 33-89966 on Form S-1 and Post-Effective Amendment No. 1 to Registration Statement No. 33-81438 on Form S-1 filed with the Commission on March 3, 1995).

10.34   Employment Agreement dated September 25, 1995 between the
        Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995).

10.35 Amended Employment Agreement dated as of December 15, 1995, between the Company and Robert I. Schulman.

10.36 Amended Employment Agreement dated as of December 13, 1996, between the Company and Sandra L. Manzke.

10.37 Amended Employment Agreement dated as of December 13, 1996, between the Company and Robert I. Schulman.

21.1 Subsidiaries of the Company (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 28, 1996).

23.1    Consent of Ernst & Young LLP, independent auditors.

23.2 Consent of Goldstein Golub Kessler & Company, P.C., independent auditors.

99.1 Press Release dated January 5, 1993 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 12, 1993).

99.2 Proxy from Leon Meyers to Mario J. Gabelli dated December 28, 1992 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 12, 1993).

99.3 Press Release dated January 18, 1994 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 18, 1994).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TREMONT ADVISERS, INC.
                                          (Registrant)

                                        By: /s/  Stephen T. Clayton
                                           -------------------------------
                                           Stephen T. Clayton
                                           Chief Financial Officer

Dated: March 12, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                              Date
---------                 -----                              ----

/s/ Sandra L. Manzke       Chairman of
-----------------------    the Board and Chief                March 12, 1997
Sandra L. Manzke           Executive Officer

/s/ Robert I. Schulman
-----------------------    President; Chief Operating         March 12, 1997
Robert I. Schulman         Officer and Director

/s/ John L. Keeley, Jr.
-----------------------    Director                           March 12, 1997
John L. Keeley, Jr.

/s/ Jimmy L. Thomas
-----------------------    Director                           March 12, 1997
Jimmy L. Thomas

/s/ Suzanne S. Hammond
-----------------------    Secretary & Treasurer              March 12, 1997
Suzanne S. Hammond

/s/ Stephen T. Clayton
-----------------------    Chief Financial Officer            March 12, 1997
Stephen T. Clayton

                                  EXHIBIT INDEX


Exhibit No.
-----------

 3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

 3.2 By-Laws of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

 3.3 Amendment to the Certificate of Incorporation of the Company, dated December 23, 1993 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

 4.1 Specimen representing the Rights Certificate of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

 4.2 Specimen representing the Class A Common Stock, $0.01 par value, of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

10.5 Investment Management Agreement dated September 20, 1990, between American Masters Fund (Cayman) Limited (referenced in the Prospectus as "The Ultima Funds Limited") and Tremont (Bermuda) Limited (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

10.9 Consulting Services Agreement dated as of May 1, 1991, between Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

10.17 Consulting Agreements between Leon Meyers and each of Tremont Partners, Inc. and Tremont (Bermuda) Limited (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 12, 1993).

10.22   Letter Agreement dated October 25, 1993, between the Company and Sandra
        L. Manzke (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.24 Assignment and Assumption of Lease dated February 14, 1994 between Company and Omni Funding Corporation (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.25 Lease between Gateside-Rye Company and Omni Funding Corporation, dated October 29, 1990 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.26 Assignment and Assumption of Lease dated February 18, 1994 between Company and GAMCO Investors, Inc. (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.27 Lease between First Properties of Bermuda Ltd and Tremont (Bermuda) Limited, dated February 23, 1994 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.29 Consulting Services Agreement between Omega Overseas Partners, Ltd. and Tremont (Bermuda) Limited dated April 1, 1994 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

10.30   Employment Agreement dated April 22, 1994 between the Company and Robert
        I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994).

10.31 Stock option Agreement dated April 22, 1994 between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994).

10.32 Stock option Agreement dated December 15, 1994 between the Company and Jimmy L. Thomas (incorporated herein by reference to the Company's Registration Statement No. 33- 89966 on Form S-1 and Post-Effective Amendment No. 1 to Registration Statement No. 33- 81438 on Form S-1 filed with the Commission on March 3, 1995).

10.33 Stock option Agreement dated December 15, 1994 between the Company and Stephen T. Clayton (incorporated herein by reference to the Company's Registration Statement No. 33- 89966 on Form S-1 and Post-Effective Amendment No. 1 to Registration Statement No. 33- 81438 on Form S-1 filed with the Commission on March 3, 1995).

10.34 Employment Agreement dated September 25, 1995 between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995).

10.35 Amended Employment Agreement dated as of December 15, 1995, between the Company and Robert I. Schulman.

10.36 Amended Employment Agreement dated as of December 13, 1996, between the Company and Sandra L. Manzke.

10.37 Amended Employment Agreement dated as of December 13, 1996, between the Company and Robert I. Schulman.

21.1 Subsidiaries of the Company (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 28, 1996).

23.1    Consent of Ernst & Young LLP, independent auditors.

23.3    Consent of Goldstein Golub Kessler & Company, P.C., independent

99.1 Press Release dated January 5, 1993 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 12, 1993).

99.2 Proxy from Leon Meyers to Mario J. Gabelli dated December 28, 1992 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 12, 1993).

99.3 Press Release dated January 18, 1994 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 18,
        1994).