Form 10QSB
period 1997-03-31
TREMONT ADVISERS INC
filed 1997-05-05
CIK 880320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997
                                 --------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number:  33-89966

                             TREMONT ADVISERS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)
           Delaware                                         06-1210532
           --------                                         ----------
(State or other jurisdiction or              (I.R.S. Employer Identification No)
 incorporation or organization)

              555 Theodore Fremd Avenue, Rye, New York        10580
              ------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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

         Yes   [X]                    No   [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes   [ ]                   No    [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on May 1, 1997 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,599,739 as of the same date.

                                      INDEX

                             Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                                                   Page
                                                                                             ----
    Condensed Consolidated Balance Sheet - March 31, 1997                                     1

    Condensed Consolidated Statements of Income -
       three months ended March 31, 1997 and 1996                                             2

    Condensed Consolidated Statements of Cash Flows -
       three months ended March 31, 1997 and 1996                                             3

    Notes to Condensed Consolidated Financial Statements                                      4


Item 2.  Management's Discussion and Analysis                                                 7



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                                     9

SIGNATURE                                                                                     9

Exhibit 27                                                                                   10


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)

                             Tremont Advisers, Inc.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                                                March 31
                                                                                                  1997
                                                                                                  ----
Assets
Current Assets
   Cash and cash equivalents                                                                    $ 318,420
   Accounts receivable, net                                                                     1,111,236
   Prepaid expenses and other                                                                      15,195
                                                                                               ----------
Total current assets                                                                            1,444,851

Investments in limited partnerships (cost $803,467)                                             1,044,482
Investments in joint venture (cost $317,400)                                                      142,388
Other investments (cost $170,000)                                                                 170,000

Fixed assets, net                                                                                 238,545

Other assets                                                                                       33,601
                                                                                               ----------
Total assets                                                                                   $3,073,867
                                                                                               ==========


Liabilities and shareholders' equity
Current liabilities
   Accounts payable and accrued expenses                                                        $ 692,997
   Income taxes payable                                                                             6,155
   Deferred income taxes payable                                                                  171,500
                                                                                               ----------
Total current liabilities                                                                         870,652

Deferred income taxes payable                                                                      35,350
Redeemable preferred stock
   Series A Preferred Stock, $1 par value, 650,000 shares
     authorized, issued and outstanding - none                                                        ---

Shareholders' equity
   Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                                                        ---
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding                                           12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 2,599,739 shares issued and outstanding                                           25,997
   Additional paid in capital                                                                   4,004,063
   Accumulated deficit                                                                         (1,875,042)
                                                                                               ----------
Total shareholders' equity                                                                      2,167,865
                                                                                               ----------
Total liabilities and shareholders' equity                                                     $3,073,867
                                                                                               ==========

See accompanying notes.

                             Tremont Advisers, Inc.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                  1997             1996
                                                                              ----------------------------
Revenues
Consulting fees                                                               $1,108,462        $ 844,918
Performance fees                                                                 101,554           76,047
Commissions                                                                       38,661           41,760
                                                                               ---------          -------
Total Revenues                                                                 1,248,677          962,725

Expenses
Compensation                                                                     720,384          612,529
General and administrative                                                       258,133          229,025
Consulting                                                                       137,793           85,994
Depreciation and amortization                                                     26,681           29,573
                                                                               ---------          -------
Total expenses                                                                 1,142,991          957,121


Equity earnings of limited partnerships, net                                      38,104           27,226
Loss from operations of joint ventures, net                                      (26,861)          (9,100)
Other income, net                                                                  6,619            2,581
                                                                               ---------          -------

Income before income taxes                                                       123,548           26,311
Provision for income taxes                                                        17,750              ---
                                                                               ---------          -------
Net income                                                                     $ 105,798         $ 26,311
                                                                               =========         ========

Net income per Common Share                                                    $     .03         $    .01
                                                                               =========         ========

Weighted average Common Shares and
Common Share Equivalents outstanding                                           3,884,457        3,844,457
                                                                               =========        =========


See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                                1997               1996
                                                                              --------------------------
Operating Activities
Net income                                                                    $ 105,798          $ 26,311
Adjustments to reconcile net income
  to cash used by operating activities:
  Depreciation and amortization                                                  26,681            29,573
  Equity earnings of limited partnerships                                       (38,104)          (27,226)
  Loss from operations of joint ventures                                         26,861             9,100
  Changes in operating assets and liabilities:
    Accounts receivable                                                         308,342          (254,377)
    Accounts payable and accrued expenses                                      (529,579)          129,399
    Income taxes, net                                                            15,905            (1,742)
    Other                                                                        16,422            13,222
                                                                                -------           -------
Net cash used by operating activities                                           (67,674)          (75,740)

Investing activities
Purchase of fixed assets                                                        (30,616)           (2,695)
Investments in limited partnerships                                            (135,000)          (85,928)
                                                                              ----------         --------
Net cash used by investing activities                                          (165,616)          (88,623)

Net decrease in cash and cash equivalents                                      (233,290)         (164,363)
Cash and cash equivalents at beginning of period                                551,710           455,149
                                                                               --------          --------
Cash and cash equivalents at end of period                                    $ 318,420         $ 290,786
                                                                              =========         =========

See accompanying notes.

                             Tremont Advisers, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

Net Income Per Common Share: Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, plus the effect of common stock equivalents in the periods where there is a dilutive effect.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At March 31, 1997, the Company had accounts receivable of $198,796 and $189,917 from Starvest Funds, Ltd. and Ultima Investments Limited, respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's net receivables at March 31, 1997.

Income Taxes: The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE B - INVESTMENTS IN LIMITED PARTNERSHIPS

At March 31, 1997, TPI's investment in The Broad Market Fund, L.P. was $590,450 and represented .5% of the fund's net assets. Summarized unaudited financial information of The Broad Market Fund, L.P. is as follows:

                                                                                 March 31, 1997
                                                                         ----------------------------
                  Total Assets                                                     $120,900,723
                  Partners' Capital                                                 112,122,975

                                                                             Quarter ended March 31
                                                                          1997                   1996
                                                                          ---------------------------

                  Net investment income                                    $  295,630         $  561,382
                  Net realized and unrealized gain on investments           4,351,753          1,412,766
                                                                           ----------         ----------
                  Net income                                               $4,647,383         $1,974,148
                                                                           ==========         ==========

At March 31, 1997, TPI's investment in The Ultima Fund, L.P., GamTree, L.P and The F.W. Thompson Fund, L.P. was $257,141, $161,992, and $34,899, respectively. The aggregated summarized unaudited financial information of these entities is as follows:

                                                                                 March 31, 1997
                                                                        -----------------------------
                  Total Assets                                                      $70,236,865
                  Partners' Capital                                                  69,249,454

                                                                             Quarter ended March 31
                                                                          1997                   1996
                                                                          ---------------------------

                  Net investment loss                                    ($  306,313)       ($  201,062)
                  Net realized and unrealized gain
                      on investments                                       1,305,848          3,000,524
                                                                          ----------         ----------
                  Net income                                              $  999,535         $ 2,799,462
                                                                          ==========         ===========


NOTE C - INVESTMENTS IN JOINT VENTURES

At March 31, 1997, TBL's investment in Tremont International Insurance Ltd., N-Compass Financial Services Limited and Tremont Capital Limited was $60,532, $51,135 and $30,721, respectively. The aggregated summarized unaudited financial information of these entities is as follows:

                                                                                 March 31, 1997
                                                                         ----------------------------
                  Total assets                                                     $3,050,620
                  Shareholders' deficit                                              (404,989)

                                                                             Quarter ended March 31
                                                                          1997                   1996
                                                                          ---------------------------

                  Revenues                                                 $ 124,670            $ 4,289
                  Expenses                                                   175,609             27,633
                                                                            ---------           -------
                  Net loss                                                ($  50,939)          ($23,344)
                                                                           ==========          =========

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 1997 consist of the following:


         Professional and consulting fees                      $428,530
         Compensation                                           105,000
         Accounts payable                                        82,955
         Publications                                            39,000
         Other                                                   37,512
                                                                -------
                                                               $692,997
                                                               ========

NOTE E - CONTINGENCIES

In February 1997 a case was tried in the Supreme Court, New York County before a judge and jury against the Company, TPI and TBL by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Management Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. Effective with the close of business on November 15, 1996, the board of directors of the Global Advisors Portfolio N.V. terminated TBL and as a result, no further fees were generated after that date. With regard to the lawsuit, TBL recorded reserves which it estimated adequately covered the alleged liability. The complaint against Ms. Manzke was dismissed and at commencement of the trial, all claims asserted by plaintiffs Sass Khazzam and Capulet Management, Inc. against the Company, TPI and TBL were discontinued with prejudice. On February 11, 1997, the jury determined that there was no agreement between the parties, and returned a verdict in favor of plaintiff Kazco Mgt., Inc. and against TBL in the amount of $125,000, as the reasonable value of the services rendered by plaintiff. As a result of the verdict, Kazco Mgt., Inc. became entitled to a judgment against TBL for $125,000 together with interest at 9% per annum from January, 1995, and the Court ordered the dismissal of the complaint against the Company and TPI. After entry of the verdict, the Company's counsel was informed by plaintiffs' counsel that there would be no appeal and that no judgment would be entered against TBL, provided that the amount awarded by the jury was paid. On March 31, 1997, TBL paid Kazco Mtg., Inc. the sum of $151,689, which represented the full amount awarded by the jury including interest and court costs. General releases were exchanged and the action was discontinued with prejudice.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Consulting fees for the three months ended March 31, 1997 increased by $263,544 or approximately 31.2% as compared to the three months ended March 31, 1996. At the domestic subsidiary, Tremont Partners, Inc., consulting fees increased from $458,366 for the three months ended March 31, 1996 to approximately $687,338 for the three months ended March 31, 1997. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($125,582), Winston Partners II LLC ($29,716), and Security Equity Life Insurance Company ($29,640). Tremont (Bermuda) Limited consulting fees increased from $386,552 for the three months ended March 31, 1996 to approximately $421,124 for the three months ended March 31, 1997. The increase at this subsidiary is primarily due to increases in revenues from Kingate Global Fund Class B Shares ($75,921) and Winston Partners II Offshore ($50,856). These increases, as well as others, were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($79,274) and Global Advisers Portfolio II, N.V. ($10,472). The increases or decreases in revenue were primarily as a result of increases or decreases in assets within the respective investment vehicles.

The Board of Directors of the Global Advisors Portfolio, N.V. and Global Advisors Portfolio II, N.V. terminated Tremont (Bermuda) Limited effective as of the close of business on November 15, 1996, as a result, no further fees will be generated after that date.

Performance fees for the three months ended March 31, 1997 increased by $25,507, or 33.5% as compared to the three months ended March 31, 1996 as a result of underlying investment vehicles outperforming pre-established benchmarks.

Management expects for the remainder of 1997 that the Company will become less dependent on a small number of large clients, as the Company is developing relationships with a variety of additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute Tremont proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the three months ended March 31, 1997 by $107,855 or 17.6% as compared to the three months ended March 31, 1996, as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 28 at March 31, 1997 from 23 at March 31, 1996. In addition to the increase in the number of employees, compensation expense also increased due to salary increases of certain employees that became effective January 1, 1997 and as a result of increased health care costs due to the increase in the number of employees.

General and administrative expenses increased $29,108 or 12.7% for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996 and consist primarily of rent, telecommunications, travel and entertainment, outside professional fees and other related expenses. The increase in general and administrative expenses was primarily due to costs related to the Company's continued expansion to service its business growth.

Consulting expenses increased in the first quarter of 1997 as compared to the first quarter of 1996 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, Tremont Securities, Inc. has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned are shared. Also, Tremont Partners, Inc. and Tremont (Bermuda) Limited have revenue sharing arrangements with certain clients.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Cash used in operations was $67,674 for the three months ended March 31, 1997 as compared to $75,740 in the comparable period of 1996. The $79,487 increase in net income for the period was offset by certain increases in working capital accounts. Accounts receivable balances decreased $308,342 as compared to December 31, 1996. Such decrease was offset by decreases in accounts payable and accrued expenses ($529,579).

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from these, as well as from existing products, will be sufficient to support future growth. The Company has no short term or long term debt obligations.

In February 1997 a case was tried in the Supreme Court, New York County before a judge and jury against the Company, TPI and TBL by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Management Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. Effective with the close of business on November 15, 1996, the board of directors of the Global Advisors Portfolio N.V. terminated TBL and as a result, no further fees were generated after that date. With regard to the lawsuit, TBL recorded reserves which it estimated adequately covered the alleged liability. The complaint against Ms. Manzke was dismissed and at commencement of the trial, all claims asserted by plaintiffs Sass Khazzam and Capulet Management, Inc. against the Company, TPI and TBL were discontinued with prejudice. On February 11, 1997, the jury determined that there was no agreement between the parties, and returned a verdict in favor of plaintiff Kazco Mgt., Inc. and against TBL in the amount of $125,000, as the reasonable value of the services rendered by plaintiff. As a result of the verdict, Kazco Mgt., Inc. became entitled to a judgment against TBL for $125,000 together with interest at 9% per annum from January, 1995, and the Court ordered the dismissal of the complaint against the Company and TPI. After entry of the verdict, the Company's counsel was informed by plaintiffs' counsel that there would be no appeal and that no judgment would be entered against TBL, provided that the amount awarded by the jury was paid. On March 31, 1997, TBL paid Kazco Mtg., Inc. the sum of $151,689, which represented the full amount awarded by the jury including interest and court costs. General releases were exchanged and the action was discontinued with prejudice.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1997 a case was tried in the Supreme Court, New York County before a judge and jury against the Company, TPI and TBL by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Management Inc. alleging that there was an agreement whereby the plaintiffs would recover 20% of the fees generated from the Global Advisors Portfolio, N.V. Effective with the close of business on November 15, 1996, the board of directors of the Global Advisors Portfolio N.V. terminated TBL and as a result, no further fees were generated after that date. With regard to the lawsuit, TBL recorded reserves which it estimated adequately covered the alleged liability. The complaint against Ms. Manzke was dismissed and at commencement of the trial, all claims asserted by plaintiffs Sass Khazzam and Capulet Management, Inc. against the Company, TPI and TBL were discontinued with prejudice. On February 11, 1997, the jury determined that there was no agreement between the parties, and returned a verdict in favor of plaintiff Kazco Mgt., Inc. and against TBL in the amount of $125,000, as the reasonable value of the services rendered by plaintiff. As a result of the verdict, Kazco Mgt., Inc. became entitled to a judgment against TBL for $125,000 together with interest at 9% per annum from January, 1995, and the Court ordered the dismissal of the complaint against the Company and TPI. After entry of the verdict, the Company's counsel was informed by plaintiffs' counsel that there would be no appeal and that no judgment would be entered against TBL, provided that the amount awarded by the jury was paid. On March 31, 1997, TBL paid Kazco Mtg., Inc. the sum of $151,689, which represented the full amount awarded by the jury including interest and court costs. General releases were exchanged and the action was discontinued with prejudice.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Tremont Advisers, Inc.


Date:  May 2, 1997                          /s/Stephen T. Clayton
                                               -------------------------------
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)