Form 10QSB
period 1997-06-30
TREMONT ADVISERS INC
filed 1997-08-11
CIK 880320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________

Commission File Number:  33-89966

                             TREMONT ADVISERS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     06-1210532
-------------------------------             -----------------------------------
(State or other jurisdiction or             (I.R.S. Employer Identification No)
incorporation or organization)


                 555 Theodore Fremd Avenue, Rye, New York 10580
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 921-3400
                      -----------------------------------
                           (Issuer's telephone number)


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
         Yes   X      No
             ------       -------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                         DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes          No
             ------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on July 31, 1997 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,802,104 as of the same date.

                                      INDEX

                             Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                              Page

    Condensed Consolidated Balance Sheets - June 30, 1997 (unaudited)     1
       and December 31, 1996 (audited)

    Condensed Consolidated Statements of Income -
       six and three months ended June 30, 1997 and 1996                  2

    Condensed Consolidated Statements of Cash Flows -
       six and three months ended June 30, 1997 and 1996                  3

    Notes to Condensed Consolidated Financial Statements                  4


Item 2.  Management's Discussion and Analysis                             7



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURE                                                                12

Exhibit 27.  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             Tremont Advisers, Inc.

                      Condensed Consolidated Balance Sheets


                                                                      June 30      December 31
                                                                        1997           1996
                                                                    -----------    -----------
                                                                    (Unaudited)     (Audited)
Assets
Current Assets
   Cash and cash equivalents                                        $   544,581    $   551,710
   Accounts receivable, net                                           1,097,957      1,419,578
   Prepaid expenses and other                                           131,197         31,616
                                                                    -----------    -----------
Total current assets                                                  1,773,735      2,002,904

Investments in limited partnerships (Cost--$803,467 and $668,467)     1,098,053        871,378
Investments in joint ventures (Cost--$317,609 and $317,400)             129,411        169,250
Other investments (Cost--$86,100 and $170,000)                           86,100        170,000

Fixed assets, net                                                       239,471        233,716

Other assets                                                             32,708         34,495
                                                                    -----------    -----------
Total assets                                                        $ 3,359,478    $ 3,481,743
                                                                    ===========    ===========


Liabilities and shareholders' equity
Current liabilities
   Accounts payable and accrued expenses                            $   722,524    $ 1,222,576
   Deferred revenue                                                      28,334           --
   Income taxes payable                                                  47,064          3,000
   Deferred income taxes payable                                        171,500        171,500
                                                                    -----------    -----------
Total current liabilities                                               969,422      1,397,076

Deferred income taxes payable                                            35,350         22,600
Redeemable preferred stock
   Series A Preferred Stock, $1 par value, 650,000 shares
     authorized, issued and outstanding - none                             --             --

Shareholders' equity
   Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                             --             --
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding                 12,847         12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 2,599,739 shares issued and outstanding                 25,997         25,997
   Additional paid in capital                                         4,004,063      4,004,063
   Accumulated deficit                                               (1,688,201)    (1,980,840)
                                                                    -----------    -----------
Total shareholders' equity                                            2,354,706      2,062,067
                                                                    -----------    -----------
Total liabilities and shareholders' equity                          $ 3,359,478    $ 3,481,743
                                                                    ===========    ===========

See accompanying notes.

Note: The condensed Consolidated Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                             Tremont Advisers, Inc.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                   Six months Ended             Three Months Ended
                                        June 30                       June 30
                                   1997          1996          1997             1996
                              ---------------------------   --------------------------
Revenues
Consulting fees               $ 2,316,269    $ 1,745,180    $ 1,207,807    $   900,261
Performance fees                  177,941        144,616         76,387         68,569
Commissions                       122,244         82,058         83,583         40,298
                              -----------    -----------    -----------    -----------
Total Revenues                  2,616,454      1,971,854      1,367,777      1,009,128

Expenses
Compensation                    1,420,269      1,235,416        699,885        622,887
General & administrative          569,718        510,089        311,585        281,064
Consulting                        277,913        167,216        140,120         81,222
Depreciation & amortization        54,492         51,752         27,811         22,179
                              -----------    -----------    -----------    -----------
Total expenses                  2,322,392      1,964,473      1,179,401      1,007,352


Equity earnings of limited
  partnerships, net                91,675         52,232         53,571         25,006
Loss from operations of
  joint ventures, net             (40,048)       (35,000)       (13,187)       (25,900)
Other income, net                  16,550          6,154          9,931          3,572
Realized investment gain             --           96,744           --           96,744
                              -----------    -----------    -----------    -----------

Income before income taxes        362,239        127,511        238,691        101,198
Provision for income taxes         69,600         14,400         51,850         14,400
                              -----------    -----------    -----------    -----------
Net income                    $   292,639    $   113,111    $   186,841    $    86,798
                              ===========    ===========    ===========    ===========

Net income per Common Share   $      0.07    $      0.03    $      0.05    $      0.02
                              ===========    ===========    ===========    ===========

Weighted average Common
Shares and Common Share
Equivalents outstanding         3,998,382      3,844,457      4,006,713      3,844,457
                              ===========    ===========    ===========    ===========


See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                           June 30
                                                      1997         1996
                                                   ---------    ---------
Operating Activities
Net income                                         $ 292,639    $ 113,111
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation and amortization                       54,492       51,752
  Equity earnings of limited partnerships            (91,675)     (52,232)
  Loss from operations of joint ventures              40,048       35,000
  Gain on marketable securities                         --        (96,744)
  Changes in operating assets and liabilities:
    Accounts receivable                              321,621     (145,815)
    Prepaid expenses and other                       (99,581)     (24,846)
    Accounts payable and accrued expenses           (500,052)     191,270
    Deferred revenue                                  28,334       74,649
    Income taxes, net                                 56,814       12,100
    Other                                               --         (4,437)
                                                   ---------    ---------
Net cash provided by operating activities            102,640      153,808

Investing activities
Purchase of fixed assets                             (58,460)     (44,079)
Investments in limited partnerships                 (135,000)     (85,928)
Investment in joint ventures                            (209)     (80,000)
Investment in other investments                         (100)     (17,408)
Proceeds from sale of other investments               84,000         --
Purchase of marketable securities                       --       (128,516)
                                                   ---------    ---------
Net cash used by investing activities               (109,769)    (355,931)

Net decrease in cash and cash equivalents             (7,129)    (202,123)
Cash and cash equivalents at beginning of period     551,710      455,149
                                                   ---------    ---------
Cash and cash equivalents at end of period         $ 544,581    $ 253,026
                                                   =========    =========

See accompanying notes.

                             Tremont Advisers, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

Net Income Per Common Share: Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, plus the effect of common stock equivalents in the periods where there is a dilutive effect.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on primary earnings per share for the six and three months ended June 30, 1997 and June 30, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At June 30, 1997, the Company had accounts receivable of $202,761 from Starvest Funds, Ltd. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's net receivables at June 30, 1997.

Income Taxes: The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The income tax provision also gives effect to permanent differences between financial and taxable income, resulting in a lower effective tax rate than the statutory income tax rate, primarily due to undistributed earnings of the foreign subsidiary.

NOTE B - Investments in Limited Partnerships

At June 30, 1997 and December 31, 1996, Tremont Partners Inc.'s ("TPI") investment in The Broad Market Fund, L.P. was $616,251 and $559,847 and represented .5% and .8% of the fund's net assets, respectively. Summarized unaudited financial information of The Broad Market Fund, L.P. is as follows:

                                         June 30, 1997         December 31, 1996
                                         -------------         -----------------
           Total assets                 $139,883,621             $75,908,923
           Total liabilities             125,532,208               6,264,461

                                                   Six Months ended June 30
                                                     1997              1996
                                                 ---------------------------
           Net investment income                  $1,156,111       $ 297,658
           Net realized and unrealized
             gain on investments                   8,574,940       3,071,610
                                                  ----------      ----------
           Net income                             $9,731,051      $3,369,268
                                                  ==========      ==========

At June 30, 1997, TPI's investments in The Ultima Fund, L.P., GamTree, L.P and The F.W. Thompson Fund, L.P. were $273,110, $170,093 and $38,599, respectively. At December 31, 1996, TPI's investments in The Ultima Fund, L.P., GamTree, L.P and The F.W. Thompson Fund, L.P. were $116,549, $158,429 and $36,553, respectively. The aggregated summarized unaudited financial information of these entities, as reported by the Funds' underlying investment managers, is as follows:

                                           June 30, 1997       December 31, 1996
                                           -------------       -----------------

             Total assets                   $76,967,429           $70,688,495
             Total liabilities                1,475,353             7,342,820

                                                   Six Months ended June 30
                                                 1997                   1996
                                                 ---------------------------

             Net investment loss                 ($ 633,570)        ($ 428,076)
             Net realized and unrealized gain
                 on investments                   6,016,979          6,111,834
                                                 ----------         ----------
             Net income                         $ 5,383,409        $ 5,683,758
                                                ===========        ===========

NOTE C - Investments in Joint Ventures

At June 30, 1997, Tremont (Bermuda) Limited's ("TBL") investments in Tremont International Insurance Ltd. ("TIIL"), N-Compass Financial Services Limited ("N-Compass") and Tremont Capital Limited ("TCL") were $60,532, $40,971 and $27,908, respectively. At December 31, 1996, TBL's investments in TIIL, N-Compass and TCL were $60,532, $79,650, and $29,068, respectively. The aggregated summarized unaudited financial information of these entities, as reported by the Funds' underlying investment managers, is as follows:

                                          June 30, 1997        December 31, 1996
                                          -------------        -----------------
             Total assets                  $5,466,113               $685,113
             Total liabilities                448,762                159,059

                                                 Six Months ended June 30
                                                   1997              1996
                                              ---------------------------

             Revenues                           $208,356           $ 46,995
             Expenses                            282,105            153,532
                                                --------           --------
             Net loss                          ($ 73,749)         ($106,537)
                                               ==========         ==========

NOTE D - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                               June 30, 1997   December 31, 1996
                                               -------------   -----------------
         Professional and consulting fees        $235,983           $930,454
         Compensation                             246,000            150,000
         Accounts payable                         104,366             90,606
         Note payable                             112,001                ---
         Other                                     24,174             51,516
                                                  -------            -------
                                                 $722,524         $1,222,576
                                                 ========         ==========

The note payable consists of a thirty month note payable relating to the purchase of certain employee related insurance policies.

NOTE E - Stock Options

On May 15, 1997 and June 12, 1997, options to purchase 20,000 shares and 125,000 shares, respectively, of Class B Common Stock were granted to the directors and certain employees at a price of $3.75 per share. The options vest 25% on grant date, 25% on the first anniversary of the grant date, 50% on the second anniversary of the grant date and expire on the fifth anniversary of the grant date. The Company will have the first right to purchase any vested options or shares in the event the directors or employees, as the case may be, desire to sell, assign or transfer such shares.

NOTE F - Contingencies

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

NOTE G - Subsequent Events

In July, the Company entered into a series of transactions whereby Mutual Risk Management, an international risk management company ("MRM"), acquired an equity interest in the Company. In June 1997, MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of previously outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, pursuant to a certain stock purchase agreement, the Company sold to MGL 202,365 shares of its Class B Common Stock, par value $0.01 at a price of $3.75 per share. As a result of these transactions, MRM indirectly owns, through MGL, 20% of the Company's outstanding common stock which includes Class A Common Stock and Class B Common Stock.

In addition, MRM invested $5 million in TIIL, a Cayman Island insurance company established for the purpose of providing offshore life insurance products such as variable annuities and variable life policies. TBL, a wholly-owned subsidiary of the Company, owns a 24.5% interest in TIIL. In July 1997, TBL formed, with MRM and another party, and acquired a 40% interest in Tremont MRM Services Limited ("TMRM"), a company incorporated under the laws of Bermuda. TMRM will provide product development, marketing and administrative services to TIIL, as more fully set forth in an agreement between the parties. MRM has invested $1 million in this venture to initially capitalize and develop this business.

Item 2.  Management's Discussion and Analysis

Tremont Advisers, Inc.'s ("the Company") revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly basis. The Company also receives asset-based fees for investments placed by Tremont (Bermuda) Limited ("TBL"), its wholly-owned offshore subsidiary, in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to adjust the Company's focus to launching new products and take advantage of its growing world-wide relationships to expand its operations.

Consulting fees for the six months ended June 30, 1997 increased by $571,089 or approximately 32.7% as compared to the six months ended June 30, 1996. At the Companys' wholly-owned domestic subsidiary, Tremont Partners, Inc. ("TPI"), consulting fees increased from $982,500 for the six months ended June 30, 1996 to approximately $1,449,820 for the six months ended June 30, 1997. The increase is primarily due to increases in revenues from The Broad Market Fund, L.P. ($270,646), Winston Partners II LLC ($47,691), and Security Equity Life Insurance Company ($75,165). TBL's consulting fees increased from $762,680 for the six months ended June 30, 1996 to approximately $866,449 for the six months ended June 30, 1997. The increase is primarily due to increases in revenues from Kingate Global Fund Class B Shares ($159,711) and Winston Partners II Offshore ($75,179). These increases, as well as others, were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($146,800) and Global Advisers Portfolio II, N.V. ($19,834). The increases or decreases in revenue were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles, as well as a larger client base.

Consulting fees for the Company for the three months ended June 30, 1997 increased by $307,546, or approximately 34.2%, as compared to the three months ended June 30, 1996. TPI's consulting fees increased from $524,132 for the three months ended June 30, 1996 to approximately $762,482 for the three months ended June 30, 1997. The increase is primarily due to increases in revenues from The Broad Market Fund, L.P. ($145,064), Security Equity Life Insurance Company ($45,525), Chrysler Minority Equity Trust ($27,204) and Winston Partners II LLC ($17,975). TBL's consulting fees increased from $376,129 for the three months ended June 30, 1996 to approximately $445,325 for the three months ended June 30, 1997. The increase is primarily due to increases in revenues from Kingate Global Fund Class B Shares ($83,790), Winston Partners II Offshore ($24,323) and AD Holdings LDC ($15,108). These increases in revenues, as well as other increases in revenues, at TBL were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($67,526) and Global Advisors Portfolio II, N.V. ($9,362). The increases or decreases in revenues were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles, as well as a larger client base.

Performance fees for the six and three months ended June 30, 1997 increased by $33,325, or 23% and $7,818 or 11.4%, respectively, as compared to the six and three months ended June 30, 1996 primarily as a result of underlying investment vehicles outperforming their established benchmarks.

Commissions received by the Company's wholly-owned subsidiary, Tremont Securities, Inc. ("TSI"), increased by $40,186 or 49.0% and $43,285 or 107.4%, respectively, for the six and three months ended June 30, 1997 compared to similar periods in 1996. These increases are primarily as a result of an increase in the commissions received by TSI and an increase in new clients.

Management expects that for the remainder of 1997, the Company will become less dependent on a small number of large clients, as the Company is developing relationships with a variety of different entities. The Company is also utilizing these relationships to create diversified ways to package and distribute proprietary products of its subsidiaries. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the six and three months ended June 30, 1997 by $184,853 or 15.0% and $76,998 or 12.4%, respectively, as compared to the six and three months ended June 30, 1996, as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 28 at June 30, 1997 from 26 at June 30, 1996. In addition to the increase in the number of employees, compensation expense also increased due to salary increases for certain employees that became effective January 1, 1997 and as a result of increased health care costs due to the increase in the number of employees.

General and administrative expenses increased $59,629 or 11.7% and $30,521 or 10.9%, respectively, for the six and three months ended June 30, 1997, as compared to similar periods in 1996, and such increases consist primarily of increases in telecommunications, travel and entertainment, publications and other related expenses. These increases were partially offset by decreases in outside professional services. The increase in general and administrative expenses was primarily due to costs related to the Company's continued expansion to service its business growth.

Consulting expenses increased $110,697 or 66.2% and $58,898 or 72.5%, respectively, for the six and three months ended June 30, 1997, as compared to the six and three months ended June 30, 1996, primarily as a result of the increase in the number of clients as well as an increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned are shared. Also, TPI and TBL have revenue sharing arrangements which relate to certain clients.

Depreciation and amortization increased $2,740 or 5.3% and $5,632 or 25.4%, respectively, for the six and three months ending June 30, 1997 compared to similar periods in 1996. The increase is as a result of the purchases of fixed assets after June 30, 1996. These purchases included computer upgrades, software purchases and new office machines. The Company made capital expenditures of $58,460 during the six months ended June 30, 1997.

Equity earnings of limited partnerships increased $39,443 or 75.5% and $28,565 or 114.2%, respectively, for the six and three months ended June 30, 1997, compared to similar periods in 1996. This increase was primarily due to increased performance compared to similar periods in 1996, as well as earnings on contributions of $250,000 made to The Ultima Fund, L.P. during December 1996 ($115,000) and January 1997 ($135,000), respectively.

In 1996, the Company had a realized investment gain of $96,744 as a result of the exercise of warrants to purchase shares of common stock of an unaffiliated public company and the subsequent sale of such shares. In 1997, the Company had no such gain. At June 30, 1997, TBL owns warrants to purchase 87,500 shares of common stock of the same unaffiliated public corporation at $3.78 per share until October 19, 1998 and 18,750 shares at $3.63 per share until October 30, 1998, respectively. Such warrants have been valued at zero on June 30, 1997 since the exercise price of these warrants exceed the quoted market value of the unaffiliated corporation's common stock at June 30, 1997.

Cash provided by operations was $102,640 for the six months ended June 30, 1997 as compared to $153,808 in the comparable period of 1996. The $179,528 increase in net income for the period was offset by changes in working capital accounts. Accounts receivable balances decreased $321,621 as compared to December 31, 1996. Such decrease was offset by decreases in accounts payable and accrued expenses ($500,052).

The Broad Market Prime Fund, L.P. ("BMPF") is the newest addition to TPI's line of proprietary products. This domestic multi-manager limited partnership was launched on July 1, 1997 by means of a private offering and has received subscriptions for $14.5 million. It was created for the purpose of achieving long term capital growth through a leveraged investment strategy. TPI is the General Partner of the limited partnership and, as such, is involved in the day-to-day management of the partnership. BMPF will pay TPI a quarterly management fee based upon the Net Asset Value of the partnership as of the end of each quarter. In addition, TPI will be reimbursed for certain allocable expenses.

In July, the Company entered into a series of transactions whereby Mutual Risk Management, an international risk management company ("MRM"), acquired an equity interest in the Company. In June 1997, MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of previously outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, pursuant to a certain stock purchase agreement, the Company sold to MGL 202,365 shares of its Class B Common Stock, par value $0.01 at a price of $3.75 per share. As a result of these transactions, MRM indirectly owns, through MGL, 20% of the Company's outstanding common stock which includes Class A Common Stock and Class B Common Stock.

In addition, MRM invested $5 million in Tremont International Insurance Ltd., a Cayman Island insurance company ("TIIL") recently established for the purpose of providing offshore life insurance products such as variable annuities and variable life policies. TBL owns a 24.5% interest in TIIL. In July 1997, TBL formed, with MRM and another party, and acquired a 40% interest in Tremont MRM Services Limited ("TMRM"), a company incorporated under the laws of Bermuda. TMRM will provide product development, marketing and administrative services to TIIL, as more fully set forth in an agreement between the parties. MRM has invested $1 million in this venture to initially capitalize and develop this business.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from these, as well as from existing products, will be sufficient to support future growth. The Company has no material short-term or long-term debt obligations.

TBL had entered into an agreement to provide a loan facility to Tremont Capital Limited up to $175,000 at 12% interest. At June 30, 1997 no amounts have been drawn against this facility and it has been canceled.

On May 15, 1997 and June 12, 1997, options to purchase 20,000 shares and 125,000 shares, respectively, of Class B Common Stock were granted to the directors and certain employees at a price of $3.75 per share. The options vest 25% on grant date, 25% on the first anniversary of the grant date, 50% on the second anniversary of the grant date and expire on the fifth anniversary of the grant date. The Company will have the first right to purchase any vested options or shares in the event the directors or employees, as the case may be, desire to sell, assign or transfer such shares.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 12, 1997, the stockholders elected the following to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.
                                              For             Against
            Sandra L. Manzke               5,776,562           4,150
            Robert I. Schulman             5,774,602           6,110
            John L. Keeley, Jr.            5,776,602           4,110
            Jimmy L. Thomas                5,776,602           4,110
            Alan A. Rhein                  5,774,562           6,150

The stockholders also voted to ratify the selection of Ernst & Young LLP to serve as the Company's auditors for the fiscal year ending December 31, 1997. The vote was as follows:

                                       For             Against          Abstain
                                    5,773,752           6,140             820

Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Tremont Advisers, Inc.


Date:  August 11, 1997                      /s/ Stephen T. Clayton
                                            ---------------------------
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)