Form 10QSB
period 1997-09-30
TREMONT ADVISERS INC
filed 1997-11-06
CIK 880320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997
                                 ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

                 555 Theodore Fremd Avenue, Rye, New York 10580
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 925-1140
                                 --------------
                           (Issuer's telephone number)

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
         Yes   X                    No
              ---                      ---

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING
                            THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes                        No
             ---                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on November 3, 1997 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,802,104 as of the same date.

                                      INDEX

                             Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                              Page
                                                                                       ----
    Condensed Consolidated Balance Sheets - September 30, 1997 (unaudited)
     and December 31, 1996 (audited)                                                     1

    Condensed Consolidated Statements of Income -
    nine and three months ended September 30, 1997 and 1996                              2

    Condensed Consolidated Statements of Cash Flows -
    nine months ended September 30, 1997 and 1996                                        3

    Notes to Condensed Consolidated Financial Statements                                 4


Item 2.  Management's Discussion and Analysis                                            7



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               11

Signature                                                                               11

Exhibit 27 - Financial Data Schedule                                                    12


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Tremont Advisers, Inc.
                      Condensed Consolidated Balance Sheets

                                                                               September 30           December 31
                                                                                   1997                   1996
                                                                                (Unaudited)             (Audited)
                                                                               -----------            -----------
Assets
Current Assets
     Cash and cash equivalents                                                 $   559,670            $   551,710
     Accounts receivable, net                                                    1,415,708              1,419,578
     Prepaid expenses and other                                                    130,621                 31,616
                                                                               -----------            -----------
Total current assets                                                             2,105,999              2,002,904

Investments in limited partnerships (cost - $1,353,467 and $668,467)             1,740,076                871,378
Investments in joint ventures (cost - $345,445 and $317,400)                       137,424                169,250
Other investments (cost - $86,000 and $170,000)                                     83,091                170,000

Fixed assets, net                                                                  412,210                233,716

Other assets                                                                        31,814                 34,495
                                                                               -----------            -----------
Total assets                                                                   $ 4,510,614            $ 3,481,743
                                                                               ===========            ===========
Liabilities and shareholders' equity
Current liabilities
     Accounts payable and accrued expenses                                     $ 1,013,083            $ 1,222,576
     Deferred revenue                                                               12,500                   --
     Income taxes payable                                                           16,200                  3,000
     Deferred income taxes payable                                                 171,500                171,500
                                                                               -----------            -----------
Total current liabilities                                                        1,213,283              1,397,076

Deferred income taxes payable                                                       35,350                 22,600

Shareholders' equity
     Class A Common Stock, $0.01 par value, 5,000,000 shares
       authorized, 1,284,718 shares issued and outstanding                          12,847                 12,847
     Class B Common Stock, $0.01 par value, 5,000,000 shares
       authorized, 2,802,104 and 2,599,739 shares issued
       and outstanding                                                              28,021                 25,997
     Additional paid in capital                                                  4,725,293              4,004,063
     Accumulated deficit                                                        (1,504,180)            (1,980,840)
                                                                               -----------            -----------
Total shareholders' equity                                                       3,261,981              2,062,067
                                                                               -----------            -----------
Total liabilities and shareholders' equity                                     $ 4,510,614            $ 3,481,743
                                                                               ===========            ===========

See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1996 has been derived from the audited financial statements as of that date.

                             Tremont Advisers, Inc.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                            Nine Months Ended                      Three Months Ended
                                                               September 30                            September 30
                                                         1997                1996                1997                1996
                                                    -------------------------------         -------------------------------
Revenues
Consulting fees                                     $ 3,802,441         $ 2,795,365         $ 1,486,172         $ 1,050,185
Performance fees                                        246,260             172,482              68,319              27,866
Commissions                                             253,359             142,893             131,115              60,835
                                                    -----------         -----------         -----------         -----------
Total revenues                                        4,302,060           3,110,740           1,685,606           1,138,886

Expenses
Compensation                                          2,230,974           1,863,211             810,705             627,795
General and administrative                            1,019,008             805,236             449,290             295,146
Consulting                                              492,486             278,121             214,573             110,905
Depreciation and amortization                            88,850              75,316              34,358              23,564
                                                    -----------         -----------         -----------         -----------
Total expenses                                        3,831,318           3,021,884           1,508,926           1,057,410
                                                    -----------         -----------         -----------         -----------
Operating income                                        470,742              88,856             176,680              81,476

Equity earnings of limited partnerships, net            183,698              75,787              92,023              23,561
Loss from operations of joint ventures, net             (59,871)            (35,000)            (19,823)               --
Other income, net                                        21,768               9,500               5,218               3,340
Realized investment gain                                   --               130,874                --                34,130
                                                    -----------         -----------         -----------         -----------

Income before income taxes                              616,337             270,017             254,098             142,507
Provision for income taxes                              139,677              44,400              70,077              30,000
                                                    -----------         -----------         -----------         -----------

Net income                                          $   476,660         $   225,617         $   184,021         $   112,507
                                                    ===========         ===========         ===========         ===========

Net income per Common Share                         $      0.11         $      0.06         $      0.04         $      0.03
                                                    ===========         ===========         ===========         ===========


Weighted average Common Shares and
Common Share Equivalents outstanding                  4,219,466           3,844,457           4,235,613           3,844,457
                                                    ===========         ===========         ===========         ===========

See accompanying notes.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                             September 30
                                                                      1997                 1996
                                                                  -------------------------------
Operating activities
Net income                                                        $ 476,660             $ 225,617
Adjustments to reconcile net income
  to net cash provided by operating activities:
          Depreciation and amortization                              88,850                75,316
          Gain on marketable securities                                --                (130,874)
          Equity earnings of limited partnerships                  (183,698)              (75,787)
          Loss from operations of joint ventures                     59,871                35,000
          Loss from other investments                                 2,909                  --
          Changes in operating assets and liabilities:
            Accounts receivable                                       3,870              (170,747)
            Prepaid expenses and other                              (99,005)              (18,338)
            Accounts payable and accrued expenses                  (209,493)              227,348
            Deferred revenue                                         12,500                41,804
            Income taxes, net                                        25,950                42,100
            Other                                                      --                   5,387
                                                                  ---------             ---------
Net cash provided by operating activities                           178,414               256,826

Investing activities
Purchase of fixed assets                                           (264,663)              (58,887)
Purchase of marketable securities                                      --                (128,516)
Investments in limited partnerships                                (685,000)              (85,928)
Investments in joint ventures                                       (37,683)              (80,000)
Investments in other investments                                       --                 (77,168)
Proceeds from sale of joint ventures                                  9,638                  --
Proceeds from sale of other investments                              84,000               259,390
                                                                  ---------             ---------
Net cash used by investing activities                              (893,708)             (171,109)

Financing Activities
Net proceeds from the issuance of Class B Common Stock              723,254                  --
                                                                  ---------             ---------
Net cash provided by financing activities                           723,254                  --

Net increase in cash                                                  7,960                85,717
Cash and cash equivalents at beginning of period                    551,710               455,149
                                                                  ---------             ---------
Cash and cash equivalents at end of period                        $ 559,670             $ 540,866
                                                                  =========             =========

See accompanying notes.

                             Tremont Advisers, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

Net Income Per Common Share: Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, plus the effect of common stock equivalents in the periods where there is a dilutive effect.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the nine and three months ended September 30, 1997 of $0.01 per share. There will be no impact on primary earnings per share for the nine and three months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At September 30, 1997, the Company had accounts receivable of $170,271 from Ultima Investments Limited. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no customer other than Ultima Investments Limited exceeded 10% of the Company's net receivables at September 30, 1997.

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

NOTE B - Investments in Limited Partnerships

At September 30, 1997 and December 31, 1996, Tremont Partners, Inc.'s ("TPI") investment in The Broad Market Fund, L.P. was $1,205,241 and $559,847, representing .9% and .8% of the funds assets, respectively. Summarized financial information of The Broad Market Fund, L.P. is as follows:

                                                        September 30, 1997         December 31, 1996
                                                            (Unaudited)                (Audited)
                                                        ------------------         -----------------
      Total assets                                         $139,318,643               $75,908,923
      Total liabilities                                       7,486,526                 6,264,461

                                                              Nine Months ended September 30
                                                                 1997                1996
                                                              ------------------------------
      Net investment income                                   $ 1,755,910          $ 414,103
      Net realized and unrealized gain on investments          12,524,845          5,219,564
                                                              -----------         ----------
      Net income                                              $14,280,755         $5,633,667
                                                              ===========         ==========

At September 30, 1997, TPI's investments in The Ultima Fund, L.P., GamTree, L.P and The F.W. Thompson Fund, L.P. were $301,873, $186,617 and $46,345, respectively. At December 31, 1996, TPI's investments in The Ultima Fund, L.P., GamTree, L.P and The F.W. Thompson Fund, L.P. were $116,549, $158,429 and $36,553, respectively. The aggregated summarized unaudited financial information of these entities, as reported by the Funds' underlying investment managers, is as follows:

                                                September 30, 1997         December 31, 1996
                                                ------------------         -----------------
     Total assets                                  $124,214,504               $70,688,495
     Total liabilities                               40,917,496                 7,342,820

                                                       Nine Months ended September 30
                                                        1997                   1996
                                                      --------------------------------
     Net investment loss                                ($ 992,966)        ($ 698,981)
     Net realized and unrealized gain on investments    14,449,520          7,791,914
                                                       -----------         ----------
     Net income                                       $ 13,456,554        $ 7,092,933
                                                      ============        ===========

The Broad Market Prime Fund, L.P. ("BMPF") is the newest addition to TPI's line of proprietary products. This domestic multi-manager limited partnership was launched on July 1, 1997 by means of a private offering and has received subscriptions for $22.0 million as of September 30, 1997. It was created for the purpose of achieving long term capital growth through a leveraged investment strategy. TPI is the General Partner of the limited partnership and, as such, is involved in the day-to-day management of the partnership. BMPF will pay TPI a quarterly management fee based upon the Net Asset Value of the partnership as of the end of each quarter. In addition, TPI will be reimbursed for certain allocable expenses. At September 30, 1997, TPI does not have an investment in BMPF.

NOTE C - Investments in Joint Ventures

In July 1997, Mutual Risk Management, an international risk management company ("MRM") invested $5 million in Tremont International Insurance Ltd. ("TIIL"), a Cayman Island insurance company established for the purpose of providing offshore life insurance products such as variable annuities and variable life policies. Tremont (Bermuda) Limited ("TBL"), a wholly-owned subsidiary of the Company, owns a 24.5% interest in TIIL. In addition, TBL formed with MRM and another party, and acquired a 40% interest in, Tremont MRM Services Limited ("TMRM"), a company incorporated under the laws of Bermuda. TMRM will provide product development, marketing and administrative services to TIIL, as more fully set forth in an agreement between the parties. MRM has invested $1 million in this venture to initially capitalize and develop this business.

NOTE D - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                          September 30, 1997         December 31, 1996
                                                          ------------------         -----------------
     Professional and consulting fees                          $ 395,229                  $ 930,454
     Accounts payable                                            120,791                     90,606
     Compensation                                                368,369                    150,000
     Note Payable                                                 99,870                        ---
     Other                                                        28,824                     51,516
                                                              ----------                 ----------
                                                              $1,013,083                 $1,222,576
                                                              ==========                 ==========

The note payable consists of a 30-month note payable, maturing October 1999, relating to the purchase of certain insurance policies.

NOTE E - Shareholders' Equity

In July 1997, the Company entered into a series of transactions whereby MRM indirectly acquired an equity interest in the Company. In June 1997, MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, pursuant to a certain stock purchase agreement, the Company sold to MGL 202,365 shares of its Class B Common Stock, par value $0.01 at a price of $3.75 per share. As a result of these transactions, MRM indirectly owns, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

NOTE F - Commitments

During February 1994, the Company entered into a lease agreement for its executive offices. This lease expires May 2001 and requires monthly payments of approximately $8,450. Effective September 1997, the Company moved to a larger facility and entered into a lease agreement for new executive offices. The Company was completely released from its obligation under the old lease. The lease for the new facility expires August 31, 2002 and requires monthly payments of approximately $17,100.

Item 2.  Management's Discussion and Analysis

Tremont Advisers, Inc.'s (the "Company") revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset-based fees for investments placed by its wholly owned foreign subsidiary, Tremont (Bermuda) Limited ("TBL"), in certain offshore mutual funds. The Company provides other consulting services generally on a fixed-fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and take advantage of its growing world-wide relationships in order to expand its operations.

Consulting fees for the nine months ended September 30, 1997 increased by $1,007,076, or approximately 36.0%, as compared to the nine months ended September 30, 1996. At the Company's wholly owned domestic subsidiary, Tremont Partners, Inc. ("TPI"), consulting fees increased from $1,570,550 for the nine months ended September 30, 1996 to $2,275,454 for the nine months ended September 30, 1997. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($414,017), and Security Equity Life Insurance Company ($124,383), and new revenues from The Broad Market Prime Fund, L.P. ($66,422), which was launched July 1, 1997. TBL's consulting fees increased from $1,224,815 for the nine months ended September 30, 1996 to $1,526,987 for the nine months ended September 30, 1997. The increase at this subsidiary is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($247,553), Winston Partners II Offshore ($82,770) and Tremont MRM Services Limited ($90,800). These increases in revenues, as well as other increases in revenues, at TBL were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($203,995), Global Advisors Portfolio II, N.V. ($27,632) and Ultima Investments Limited ($71,302). The increases or decreases in revenue, as the case may be, were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles, as well as a larger client base.

Consulting fees for the Company for the three months ended September 30, 1997 increased by $435,987, or approximately 41.5%, as compared to the three months ended September 30, 1996. TPI's consulting fees increased from $588,100 for the three months ended September 30, 1996 to $825,633 for the three months ended September 30, 1997. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($143,371), and Security Equity Life Insurance Company ($49,218) and new revenues from The Broad Market Prime Fund, L.P. ($66,422), which was launched July 1, 1997. TBL's consulting fees increased from $462,085 for the three months ended September 30, 1996 to $660,539 for the three months ended September 30, 1997. The increase at this subsidiary is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($87,842), and Tremont MRM Services Limited ($90,800). These increases in revenues, as well as other increases in revenues, at TBL were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($57,195) and Global Advisors Portfolio II, N.V. ($7,798). The increases or decreases in revenues, as the case may be, were primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles, as well as a larger client base.

Performance fees for the nine and three months ended September 30, 1997 increased by $73,778, or 42.8% and $40,453 or 145.2%, respectively, as compared to the nine and three months ended September 30, 1996 primarily as a result of underlying investment vehicles outperforming their established benchmarks.

Commissions increased by $110,466 or 77.3% and $70,280 or 115.5%, respectively, for the nine and three months ended September 30, 1997 compared to similar periods in 1996. These increases are primarily as a result of an increase in the commissions received by the Company's wholly owned subsidiary, Tremont Securities, Inc. ("TSI").

Management believes that, for the remainder of 1997, the Company will become less dependent on a small number of large clients, as the Company is developing relationships with a variety of additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute its proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

Compensation expense increased $367,763 or 19.7% and $182,910 or 29.1%, respectively, for the nine and three months ended September 30, 1997, over the similar periods in 1996, as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 31 at September 30, 1997 from 26 at September 30, 1996. In addition to the increase in the number of employees, compensation expense also increased due to salary increases for certain employees that became effective January 1, 1997 and as a result of increased health care costs due to the increase in the number of employees.

General and administrative expenses increased $213,772 or 26.5% and $154,144 or 52.2%, respectively, for the nine and three months ended September 30, 1997, as compared to similar periods in 1996. Such increases consist primarily of increases in telecommunications, travel and entertainment, publications and other related expenses. These increases were partially offset by decreases in outside professional services. The increase in general and administrative expenses was primarily due to costs related to the Company's continued expansion to service its business growth.

Consulting expenses increased $214,365 or 77.1% and $103,668 or 93.5%, respectively for the nine and three months ended September 30, 1997, as compared to the similar periods of 1996 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared. Also, TPI and TBL have revenue sharing arrangements which relate to certain clients.

Depreciation and amortization increased $13,534 or 18.0% and $10,794 or 45.8%, respectively, for the nine and three months ending September 30, 1997 compared to similar periods in 1996. The increase results from purchases of fixed assets after September 30, 1996. These purchases included computer upgrades, new software, the expansion of the computer network as well as furniture and fixtures for the Company's new executive offices. The Company made capital expenditures of $264,663 during the nine months ended September 30, 1997.

Equity earnings of limited partnerships increased $107,911 or 142.4% and $68,462 or 290.6%, respectively, for the nine and three months ended September 30, 1997, compared to similar periods in 1996. This increase was primarily due to increased performance compared to similar periods in 1996, as well as earnings on contributions of $250,000 made to The Ultima Fund, L.P. during December 1996 ($115,000) and January 1997 ($135,000), respectively, as well as a contribution of $550,000 made to The Broad Market Fund, L.P. in August 1997.

In 1996, the Company had a realized investment gain of $130,874 as a result of the exercise of warrants to purchase shares of common stock of an unaffiliated public company and the subsequent sale of such shares. In 1997, the Company had no such gain. At September 30, 1997, TBL owns warrants to purchase 87,500 shares of common stock of the same unaffiliated public corporation at $3.78 per share until October 19, 1998 and 18,750 shares at $3.63 per share until October 30, 1998, respectively. Such warrants have been valued at zero on September 30, 1997 since the exercise price of these warrants exceed the quoted market value of the issuer's common stock at September 30, 1997.

Cash provided by operations was $178,414 for the nine months ended September 30, 1997 as compared to $256,826 in the comparable period of 1996. The $251,043 increase in net income for the period was offset by changes in working capital accounts. Prepaid expenses increased $99,005 and accounts payable and accrued expenses decreased $209,493 as compared to December 31, 1996.

The Broad Market Prime Fund, L.P. ("BMPF") is the newest addition to TPI's line of proprietary products. This domestic multi-manager limited partnership was launched on July 1, 1997 by means of a private offering and has received subscriptions for $22.0 million as of September 30, 1997. It was created for the purpose of achieving long term capital growth through a leveraged investment strategy. TPI is the General Partner of the limited partnership and, as such, is involved in the day-to-day management of the partnership. BMPF will pay TPI a quarterly management fee based upon the Net Asset Value of the partnership as of the end of each quarter. In addition, TPI will be reimbursed for certain allocable expenses. At September 30, 1997, TPI does not have an investment in BMPF.

In July, the Company entered into a series of transactions whereby Mutual Risk Management, an international risk management company ("MRM"), indirectly acquired an equity interest in the Company. In June 1997, MGL Investments Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, pursuant to a certain stock purchase agreement, the Company sold to MGL 202,365 shares of its Class B Common Stock, par value $0.01 at a price of $3.75 per share. As a result of these transactions, MRM indirectly owns, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

In addition, MRM invested $5 million in Tremont International Insurance Ltd., a Cayman Island insurance company ("TIIL") recently established for the purpose of providing offshore life insurance products such as variable annuities and variable life policies. TBL owns a 24.5% interest in TIIL. In July 1997, TBL formed with MRM and another party, and acquired a 40% interest in, Tremont MRM Services Limited ("TMRM"), a company incorporated under the laws of Bermuda. TMRM will provide product development, marketing and administrative services to TIIL, as more fully set forth in an agreement between the parties. MRM has invested $1 million in this venture to initially capitalize and develop this business.

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

On May 15, 1997 and June 12, 1997, options to purchase 20,000 shares and 125,000 shares, respectively, of Class B Common Stock were granted to the directors and certain employees at a price of $3.75 per share. The options vest 25% on grant date, 25% on the first anniversary of the grant date, and 50% on the second anniversary of the grant date and expire on the fifth anniversary of the grant date.

During February 1994, the Company entered into a lease agreement for its executive offices. This lease expires May 2001 and requires monthly payments of approximately $8,450. Effective September 1997, the Company moved to a larger facility and entered into a lease agreement for new executive offices. The Company was completely released from its obligation under the old lease. The lease for the new facility expires August 31, 2002 and requires monthly payments of approximately $17,100.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         The following exhibit is included herein;
                Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K
                There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tremont Advisers, Inc.

Date:    November 4, 1997           /s/  Stephen T. Clayton
                                    -----------------------
                                    Stephen T. Clayton
                                    Chief Financial Officer
                                    (Duly authorized Officer and
                                    Principal Financial and Accounting
                                    Officer)