Form 10-K
period 1997-12-31
TREMONT ADVISERS INC
filed 1998-03-19
CIK 880320

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                          FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                 Commission file number: 33-89966
December 31, 1997

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

          Issuer's telephone number, including area code: (914) 925-1140

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

State issuer's revenues for its most recent fiscal year = $7,026,641.00.

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Issuer was approximately $2,346,847, based upon the average bid and ask prices of such stock on March 6, 1998, quoted by the National Quotation Bureau, LLC in the over-the counter market. The aggregate market value of the Class B Common Stock held by nonaffiliates of the Issuer was approximately $8,379,621, based upon the average bid and ask prices of such stock on March 6, 1998, quoted by the National Quotation Bureau, LLC in the over-the-counter market.

The number of outstanding shares of the Issuer's Class A Common Stock, $.01 par value was 1,284,718 as of March 6, 1998 and the number of outstanding shares of the Issuer's Class B Common Stock, $.01 par value was 2,802,104 as of March 6, 1998.

                                        DOCUMENTS INCORPORATED BY REFERENCE
                                                       None

                                                 Table of Contents



PART I   .................................................................... 1

         Item 1.      Description of Business................................ 1
         Item 2.      Description of Properties.............................. 9
         Item 3.      Legal Proceedings...................................... 9
         Item 4.      Submission of Matters to a Vote of Security Holders.... 9

PART II  ................................................................... 10

         Item 5.      Market For the Registrant's Common Equity and Related
                      Stockholder Matters................................... 10
         Item 6.      Management's Discussion and Analysis.................. 12
         Item 7.      Financial Statements.................................. 21
         Item 8.      Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure................... 40

PART III ................................................................... 41

         Item 9.      Directors and Executive Officers of the Registrant.....41
         Item 10.     Executive Compensation................................ 43
         Item 11.     Security Ownership of Certain Beneficial Owners and
                      Management............................................ 47
         Item 12.     Certain Relationships and Related Transactions........ 50
         Item 13.     Exhibits, List and Reports on Form 8-K................ 52

EXHIBIT INDEX............................................................... 57

                                                      PART I
Item 1.  Description of Business

General

         Tremont Advisers, Inc. (the "Company"), which was incorporated in the State of Delaware on June 18, 1987, is a holding company which, through its wholly-owned subsidiaries, is primarily engaged in rendering consulting and specialized investment services to investment funds, investment managers, institutional investors and high net worth individuals with respect to the organization and management of their investment portfolio or programs, as well as managing and sponsoring its own single-manager and multi-manager investment funds. Further, the Company, through its subsidiaries, offers marketing and business development consulting services to investment management firms and to individual investment advisers. The Company derives a significant portion of its revenues from consulting services agreements with single-manager and multi-manager investment funds or their sponsors and advisers. The Company's principal domestic subsidiary, Tremont Partners, Inc. ("TPI"), is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and currently serves either as a co-general partner or general partner, of five investment limited partnerships. TPI provides investment advisory services for the funds for which it serves as general partner. Tremont (Bermuda) Limited ("TBL"), the Company's principal foreign subsidiary, provides investment advisory services to several multi-manager offshore funds and acts as the fund sponsor, primary placement agent and, in some cases, administrator, for a select group of offshore funds managed by U.S.-based money managers. The Company's third subsidiary, Tremont Securities, Inc. ("TSI"), is a registered broker/dealer and was formed to assist in the purchase and sale of investment funds and other entities, and to facilitate soft-dollar arrangements. The Company's primary objectives are to maintain and expand its services for single-manager and multi-manager investment programs or funds, and to develop or sponsor its own single-manager and multi-manager investment funds.

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

         1.       TPI:

         TPI was formed in 1984 as a consulting firm assisting pension and profit sharing plans and other financial entities in the design and structure of specialized investment programs. TPI now specializes in non-traditional approaches to investment management and has expanded its client base to include financial intermediaries, individuals and pension, retirement, and profit sharing plans. TPI also provides consulting services to several multi-manager investment funds, as well as to institutional and high net worth investors. Its primary consulting services have been and continue to be rendered to plan sponsors or managers of single-manager and multi-manager investment funds. During the years ended December 31, 1997 and 1996, approximately 53% and 53%, respectively, of the Company's consolidated revenues have been derived from the operations of TPI. The principal services offered and rendered to clients by TPI include the following:

                  A. Investment Funds. TPI's consulting services to these funds or their sponsors have accounted for approximately 39% and 38% of the Company's consolidated revenues for each of the years ended December 31, 1997 and 1996, respectively. TPI has been instrumental in the organization and structure of its current major single-manager or multi-manager investment fund clients. In the organization of such funds, TPI assists the sponsor in: (i) establishing investment objectives and guidelines consistent with the client's purposes and market; (ii) defining suitable asset classes for investment; (iii) negotiating fees and other arrangements with investment advisers and other professionals rendering services to the funds; and (iv) providing consultation regarding fund structure and administration. Upon organization of such funds, TPI renders, among other things, services for (i) the monitoring of investment performance of such funds, including the performance of individual investment advisers; (ii) the recommendation of the retention or replacement of such investment advisers;
(iii) the furnishing of specialized reports responsive to the requests of the sponsors or managers of such funds; and (iv) other administrative services as required from time to time. In several instances, TPI is the investment adviser to such funds with respect to the investment of their portfolio assets. TPI currently serves as either a co-general partner or general partner of five investment limited partnerships. TPI also renders advisory services to investment partnerships, bank trust funds, and insurance companies in the selection of their investments in other investment partnerships, funds, and/or separate accounts. In addition to receiving management fees, TPI may receive consulting fees based on the value of assets of funds under management for which it provides its consulting or advisory services to its investment fund clients. In several funds, TPI may receive a performance fee at the end of a fund's first fiscal year and yearly thereafter in addition to the fees received based on assets under management.

                  B. Institutional and High Net Worth Investors. TPI also offers and renders consulting services to corporate pension and profit-sharing or similar plans, state and local retirement systems, and high net worth individuals with respect to the investment and management of their investment portfolios or programs. Such services may include: (i) designing and implementing, including objectives and guidelines, their investment programs;
(ii) identifying and selecting appropriate investment advisers for such programs; (iii) monitoring the performance of such investment programs; and (iv) administering, and reporting in respect of, such programs. TPI generally receives annual retainer fees or asset-based fees for its consulting services to these institutional and individual investors.



                  C. Investment Adviser Research Program. As part of its consulting business, TPI maintains a continuing research program with respect to the evaluation and review of both domestic and foreign investment advisers and advisory firms. TPI's employees meet with and interview over 250 advisory individuals or firms each year. Interviews are conducted with each adviser or the senior investment personnel of an advisory firm in order to evaluate such factors as investment approach, style, personnel turnover, delegation of investment decision-making responsibilities and number and type of accounts under management. As a result of TPI's investment adviser research, it has developed a proprietary computerized database of more than 2,000 investment advisers and investment advisory firms, including domestic and international equity and fixed income advisers, mutual funds, private limited partnerships, and offshore funds. This database allows TPI to monitor and evaluate investment management performance and to simulate the match of a fund's objectives with the investment characteristics of different or combined investment advisers. In addition, TPI utilizes its database to assist in advising investor clients in the selection of appropriate investment advisers or investment programs.

                  D. Special Projects. TPI has offered, and continues to offer, its investment advisory or investor clients specialized consulting services for projects under consideration by such clients. Such projects may include research or reports on particular aspects of the investment management business, such as studies of risk arbitrage opportunities, research for investing in distressed securities, recommendations for investment products utilizing insurance programs, and market neutral investing. Such projects have not, overall, produced significant revenues to TPI. TPI generally receives a single project fee for its consulting services for these types of projects.

         2.       TBL:

         TBL was formed in November 1988 as an exempted company under the laws of Bermuda to provide investment management services to offshore investors. TBL currently provides investment advisory services to several multi-manager offshore funds and acts as the fund sponsor, primary placement agent, and in some cases administrator, for a select group of offshore funds managed by U.S.-based money managers. For the years ended December 31, 1997 and 1996, TBL accounted for approximately 40% and 43%, respectively, of the Company's consolidated revenues. The Company expects that TBL will continue to render consulting or investment advisory services to its clients, as well as to several new offshore funds to be organized by other sponsors.

         TBL offers placement agent services to a select group of offshore mutual funds. This activity was a logical extension of the consulting services it offers to financial intermediaries and investment managers through TPI. TBL currently provides placement agent services to approximately twenty offshore funds located in offshore jurisdictions worldwide. Services offered to these funds include:

                  A. Fund Development and Structuring. TBL coordinates all aspects of offshore fund development, including reviewing offering materials, creating marketing programs and sales literature, identifying service providers for the funds, and negotiating fees as directed by the fund manager.

                  B.  Placement  Agent  Services.  Upon formation of an offshore fund, TBL assists the fund manager in raising capital for investment in these funds from investors located outside the United States. Placement agent services are conducted by TBL's office in Hamilton, Bermuda and by TBL's staff traveling abroad. During 1997, substantial resources were devoted to developing relationships with prospective investors located in Europe.

         Given the growth during recent years in the amount of money invested in offshore funds, management believes that TBL will continue to be a significant contributor to the Company's revenues in the future.

         The Company's business continues to focus on the development and management of singlemanager and multi-manager fund products and clients. TPI and TBL have been actively engaged in seeking new single-manager and multi-manager investment fund clients. Additionally, the growth of the offshore fund market and placement agent business has diversified the Company's business interests. The Company expects to concentrate on rendering consulting services to single-manager or multi-manager investment fund clients, to continue to develop its own proprietary investment funds, and to develop its own distribution for select institutional and individual markets worldwide. In 1994, TBL acquired an interest in a joint venture which has developed a full "turn-key" asset allocation program that is offered on a private label basis to select financial institutions and offshore clients around the world. In 1996, TBL acquired an interest in Tremont International Insurance Ltd. ("TIIL"). TIIL is a Cayman Island insurance company offering a variety of insurance products to customers who are not residents of the Cayman Islands.

         In July 1997, Mutual Risk Management, Ltd. ("MRM"), an international risk management company, invested $5 million in TIIL. Simultaneously, TBL, MRM and The Anglo Dutch Insurance Company Limited, a Cayman Island life insurance company ("Anglo-Dutch"), formed Tremont MRM Services Limited ("TMRM") under Bermuda law. TMRM provides product development, marketing and administrative services to TIIL pursuant to an agreement between the parties. MRM has invested $1 million in TMRM and received a 20% interest therein. TBL owns 24.5% of TIIL and 40% of TMRM. As a result of certain transactions described below in Item 6 under the heading "Management's Discussion and Analysis - Liquidity and Capital Resources," MRM indirectly owns Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

         3.       TSI:

         TSI, a wholly-owned subsidiary of the Company, is a broker-dealer registered under the Securities Exchange Act of 1934, as amended. TSI was established to act as an introducing broker for security transactions initiated by nonaffiliated companies, and to facilitate soft-dollar arrangements. TSI accounted for approximately 7% and 4%, respectively, of consolidated revenues for the years ended December 31, 1997 and December 31, 1996.

Clients

         The Company's principal clients have been and continue to be investment funds formed by or with the assistance of TPI or TBL, or the sponsors and managers of such investment funds. The types of investment funds include mutual funds registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"), limited partnerships, bank trust funds and offshore mutual funds. TPI and TBL consulting agreements with investment fund clients accounted for approximately 58% and 64%, respectively, of the Company's consolidated revenues for the years ended December 31, 1997 and 1996. Accordingly, the loss of a significant portion of these clients could have a material adverse effect on the Company.

         The significant client relationships of the Company, by subsidiary, are as follows:

         1.       TPI:

         The Domestic Emerging Markets - Minority Equity Trust is a multi-manager commingled equity fund utilizing investment management firms which are owned and operated by minorities or women whose assets were transferred to it from The Minority Equity Trust on or about December 1, 1996. TPI advises the sponsor of this trust on a wide range of investment services, including minority investment manager selection and monitoring and supervision of its investment program. Compensation to TPI is through an annual retainer; however, in October 1996, TPI received a one-time payment of $320,000 in October 1996 from the sponsor of the Domestic Emerging Markets Minority Equity Trust in consideration for terminating TPI's contract with The Minority Equity Trust. As of January 1, 1998, the program had a net asset value of approximately $203 million.

         The Chrysler Minority Equity Trust is a multi-manager program which uses minority owned and operated investment management firms. TPI advises it on the selection and monitoring of the managers, as well as on the allocation of funds among them. TPI's compensation is based upon a percentage of the net asset value at the end of each month. As of January 1, 1998, the program had a net asset value of approximately $346 million.

         Preferred Investors, L.P. is a multi-manager Delaware limited partnership, designed for high net worth individuals who can accept a high degree of risk in their investment, focuses on investment strategies that tend to counterbalance one another during periods of both market strength and weakness. TPI serves as consultant to the general partner of the partnership and assists in the monitoring and selection of investment partnerships considered for investment. TPI receives on-going compensation from the general partner based on a percentage of assets in the partnership at the end of each month. As of January 1, 1997, the approximate net asset value of the partnership was $181 million.

         Sage Capital, L.P. is a multi-manager Delaware limited partnership composed of a diverse selection of highly skilled investment managers whose risk profile and levels of expertise meet the standards of the general partners. TPI serves as consultant to the general partners of the partnership and assists in the monitoring and selection of investment partnerships considered for investment. TPI receives on-going compensation from the general partners based on a percentage of the assets in the partnership at the end of each month. As of January 1, 1998, the fund had a net asset value of approximately $57.7 million.

         Meridian Horizon Fund, L.P., formerly The Ultima Fund, L.P., is a multi-manager Delaware limited partnership (the "Meridian Fund") organized in 1991 by Zeron Capital Management, Inc. ("Zeron") to engage principally in diversified investment strategies utilizing a multi-manager approach. In September 1994, TPI became a co-general partner. Effective January 1, 1997, Meridian Capital Partners, Inc. replaced Zeron as co-general partner. The general partners receive an administrative fee and a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. At January 1, 1998, the approximate net asset value of the Meridian Fund was $160 million. At December 31, 1997, TPI's investment in the Meridian Fund was $299,483.

         GamTree, L.P. is a multi-manager Delaware limited partnership ("GamTree") formed for the purpose of achieving long-term capital growth through diversified asset management. TPI and an affiliate of a principal shareholder, GAMCO Investors, Inc., are its co-general partners. The general partners receive a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. In addition, the general partners may receive an incentive allocation based upon the net asset value of the capital accounts of the limited partners at the end of each year if there is a gross profit, after obtaining certain pre-established benchmarks, from investment activities of the partnership for the relevant fiscal year. At January 1, 1998, the approximate net asset value of the partnership was $1.8 million. At December 31, 1997, TPI's investment in GamTree was $186,717.

         The Broad Market Fund, L.P. is a multi-manager Delaware limited partnership formed for the purpose of achieving long term capital growth through hedged investments arranged by one or more money managers and/or investment funds. TPI is the general partner and receives a monthly management fee based upon the net asset value of the partnership as of the end of each month. At January 1, 1998, the approximate net asset value of the partnership was $149 million after including

$14.8 million of January 1, 1998 contributions. At December 31, 1997, TPI's investment in the fund was $688,592.

         The Broad Market Prime Fund, L.P. is a Delaware multi-manager limited partnership ("BMPF") created in July, 1997 for the purpose of achieving long-term capital growth through a leveraged investment strategy. TPI is the general partner and receives a monthly management fee based upon the net asset value of the partnership as of the end of each month. As of January 1, 1998, the approximate net asset value of the partnership was $68 million. In addition, the general partner will be reimbursed for certain allocable expenses. At December 31, 1997, TPI did not have an investment in BMPF.

         The F.W. Thompson Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving long-term capital growth while preserving capital. TPI is the general partner and receives a monthly management fee based upon the net asset value of the partnership as of the end of each month. The general partner also receives a performance fee from the partnership's net profit after all other fees, including the management fee, are deducted. The performance fee is payable on a cumulative basis. The performance fee will not be payable with regard to any period during which the partnership incurs a net loss and only becomes payable after such net loss is recouped and net gains are achieved, net of performance fees previously paid. The performance fees earned by the general partner at December 31, 1997 and 1996 for the years then ended were $246,494 and $195,830, respectively. At January 1, 1998, the approximate net asset value of the partnership was $5.7 million. At December 31, 1997, TPI's investment in the fund was $46,695.

         Security Equity Life Insurance Company is a New York company offering a Group Flexible Premium Variable Life Insurance contract with separate accounts for different investments. TPI acts as the investment manager of one of these separate accounts using a multi-manager approach. The primary investment objective of this account is to achieve above-average, long-term capital growth. At January 1, 1998, the account had an approximate net asset value of $52 million. TPI receives compensation from the account based upon a percentage of net assets in the account.

         2.       TBL:

         Ultima Investments Limited is a Cayman Islands fund organized to provide non-American investors access to a fund managed by a select group of investment managers not usually available to the public. Currently, the fund is being marketed in Japan and Europe. Investments may include open-ended mutual funds, non-U.S. based investment partnerships, managed funds, securities held in segregated accounts and other investment vehicles that invest or trade in a wide range of primarily U.S. equity securities, as well as stocks, bonds, options, currencies, futures, money market instruments and precious metals. TBL evaluates, selects and monitors the fund's investment managers and arranges for all the administrative services required for the operation of the fund. Compensation to TBL is based upon a percentage of the net asset value at the end of each month. At January 1, 1998, the approximate net asset value of the fund was $15 million.

         Kingate Global Fund, Ltd. is a British Virgin Islands hedge fund, marketed to high net worth individuals who can accept a high degree of risk in their investment. TBL receives compensation from the fund based on a percentage of the net asset value of the fund at the end of each month. As of January 1, 1998, the approximate net asset value of the fund was $290 million.

         Starvest Fund, Ltd. is a Bermuda hedge fund that is marketed to high net worth individuals who can accept a high degree of risk in their investment. TBL serves as its investment advisor and receives on-going compensation based on a percentage of the average net assets in the fund at the end of each month. In addition, TBL is entitled to a performance fee when and if the fund's sponsor receives a performance fee. During the years ended December 31, 1997 and 1996, performance fees of $191,802 and $128,000 respectively, were accrued by TBL. The performance fee for the year ended December 31, 1997 is subject to adjustment pending completion of final audit of the fund. As of January 1, 1998, the approximate net asset value of the fund was $116 million.

         Tremont International Insurance, Ltd. ("TIIL") is a Cayman Island corporation offering certain deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. TIIL was originally a joint venture between TBL and Anglo-Dutch. Effective July 1, 1997, Mutual Risk Management ("MRM"), an international risk management company, purchased 51% of TIIL's issued share capital. Simultaneously, TBL sold 0.4% of TIIL's issued share capital to Anglo-Dutch. As a result of these transactions, TBL's interest has been reduced to 24.5% of TIIL's issued share capital. TBL, MRM and Anglo-Dutch formed Tremont MRM Services Limited ("TMRM"), a Bermuda company, to provide product development, marketing and administrative services to TIIL. TBL owns a 40% interest in TMRM.

         The percentage of revenues that any client, including the clients described above, contributes to the Company can fluctuate substantially over time due to the nature of the capital markets or the nature of the fee arrangements with the client. As the Company continues to grow, it is expected that total revenue will be less dependent on any one client.

         The Company, through its subsidiaries, enters into written agreements with its clients. Under these agreements, TPI's and TBL's fees are typically based on a percentage of assets under management or a percentage based on performance of the fund, payable periodically, usually monthly or quarterly, during the term of the agreement. In certain instances, TPI and TBL receive an initial fixed fee from multi-manager investment fund clients for their services in organizing the multimanager investment funds. Other arrangements are based on annual retainer fees, payable periodically during the term of the consulting agreement or as a single fee for individual consulting projects. Fees for offshore placement agent services are based on assets placed in the offshore funds by TBL. TBL may receive from these clients a one-time fixed fee for services rendered in organizing the offshore fund. Several contracts entered into by TBL require the payment of asset-based fees to TBL well beyond the termination of a particular contract, so long as those investors placed by TBL remain investors in those funds.

         The Company's ability to generate and sustain revenues from its multi-manager investment fund clients is primarily dependent on the size of the assets under management in each fund and on the continuation of its agreements with the funds. Each of these agreements generally is terminable upon 30 to 60 days' written notice or on the expiration of a stated term of up to two years, subject to earlier termination in certain circumstances. Other annual retainer or ongoing agreements are also generally terminable on short-term notice from clients.

         Although the Company expects that its arrangement with its clients with respect to the multimanager investment funds will continue for the duration of such funds, there can be no assurance that such arrangements will not be earlier terminated by the clients. During 1997, TPI and TBL agreed to terminate their consulting relationships with three clients due to what management believes are the clients' internal business reasons. During 1996, TBL agreed to terminate its relationship with two clients due to what management believes are internal business reasons of their sponsor. In addition, two multi-manager investment funds changed the method of payment to TPI from a fee based upon a percentage of assets under management to an annual retainer. Neither the 1996 nor the 1997 consulting agreement terminations, nor the changes in the methods of calculating fees payable to TPI, have resulted in a significant loss of revenues. However, the Company will continue to endeavor to expand its client base and further diversify its consulting business in an effort to reduce the adverse impact of termination in respect to any one or more of its clients.

         The following table sets forth the number of clients, by type of fee arrangement, and the percentage of the Company's consolidated revenues (exclusive of commissions earned by TSI) generated by such clients for each of the two years ended December 31, 1997 and 1996:


                        Number of Clients           % of Revenue
                      ---------------------     --------------------
                      1997            1996        1997        1996
                      ----            ----        ----        ----

Percentage Fee         29              28          77%         79%
Placement Agent Fee    17              22          10          12
Annual Retainer Fee    26              17          10           8
Single Project Fee      1               4           3           1
                       --              --          --           --
Total                  73              71         100%        100%
                      ======          ====       =====         ====



Competition

         The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources and many of which offer a wider range of financial services than the Company. In addition to competition for investment consulting clients from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company believes that the most important factors affecting competition among investment consulting firms are the abilities and reputations of their consulting and professional personnel, their ability to develop new investment management products and technologies for clients and the personal marketing of their services, rather than differences in their consulting fees. The principal factor in maintaining a firm's competitive position is the continued involvement of its professional management.

Regulation

         The Company may be subject to or restricted by federal or state governmental laws or regulations relating to the investment consulting services rendered to its clients. The Company's principal domestic subsidiary is registered as an investment adviser under the Advisers Act. Although TPI is so registered, such registration does not imply in any manner that TPI has been approved by the Commission or any state or foreign regulatory authority or that the qualifications of TPI have been passed upon by the Commission or any state regulatory authority. To the extent that the

Company renders such services, it is subject to compliance with the Advisers Act and state law, including limitations on the amount of fees charged by it and the transactions effected by it. Even though management of the Company believes the Company is in compliance with applicable regulations, changes in such regulations may affect the expense of operation and require costly adjustments in the Company's business procedures to ensure compliance.

         The Company may, in certain instances, be deemed to be a "fiduciary" for its clients and their funds under ERISA and U.S. Department of Labor regulations promulgated thereunder. In such event, the Company could be subject to certain sanctions and fines for its noncompliance with such law and regulations.

         The Company obtains a significant amount of its revenues from sponsors or managers of single-manager and multi-manager investment funds. These sponsors and managers are generally subject to regulation under the Investment Company Act and the Investment Advisers Act with respect to the amount of the fees that they may charge to their funds. Since the Company is generally paid out of the fees received by such sponsors or managers, any regulatory limits on such fees directly impact the fees to be received by the Company. In addition, the aforementioned acts require that the agreements of such sponsors or managers with their funds be generally terminable by the funds on 30 to 60 days' notice. Accordingly, the Company's agreements with such sponsors or managers are generally subject to such termination provisions.

Employees

         At December 31, 1997, the Company had 27 full-time employees and no part-time employees.


Item 2.  Description of Properties

         The Company owns no real property. Effective September 1997, the Company moved to a larger facility for its executive offices. The lease for this 8,222 square foot office expires August 2002 and requires monthly payments of approximately $17,100. The Company was completely released from its obligations under its former lease which required monthly payments of approximately $8,450.

         TBL's lease for corporate offices expired in February 1997, and was renewed through February 2000. The lease for this 3,250 square foot office requires monthly payments of approximately $5,500.


Item 3.  Legal Proceedings.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the holders of either the Class A Common Stock or Class B Common Stock in the fourth quarter of 1997.

                                                      PART II

Item 5.  Market For the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's Class A Common Stock has been quoted on the OTC Bulletin Board under the symbol TMAV since March, 1992, when the Company completed its initial public offering of Class A Common Stock. Prior to the initial private offering of shares of Class B Common Stock, which closed on January 14, 1994, and subsequent effective registrations of such shares in July 1994 and May 1995, respectively, there had been no public trading market for the Company's Class B Common Stock. The Class A Common Stock and Class B Common Stock are closely held and thinly traded. The Class A Common Stock and Class B Common Stock are quoted on the OTC Bulletin Board.

         The quotations are dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth the range of high and low bid prices of the Class A Common Stock and Class B Common Stock, respectively, from January 1, 1996 through March 6, 1998.

                                        Price Range of Class A Common Stock

                                                                         Bid Prices
                                                                      High        Low

1996

January 1, 1996 - March 31, 1996                                     $2.00      $1.00
April 1, 1996 - June 30, 1996                                         3.00       1.00
July 1, 1996 - September 30, 1996                                     3.00       2.50
October 1, 1996 - December 31, 1996                                   4.50       3.00

1997

January 1, 1997 - March 31, 1997                                     $3.75      $3.75
April 1, 1997 - June 30, 1997                                         4.25       3.75
July 1, 1997 - September 30, 1997                                     4.25       3.25
October 1, 1997 - December 31, 1997                                   6.25       3.25

1998

January 1, 1998 - March 6, 1998                                      $6.25      $5.00


                                        Price Range of Class B Common Stock

                                                                       Bid Prices
                                                                      High        Low

1996

January 1, 1996 - March 31, 1996                                     $ .50      $ .50
April 1, 1996 - June 30, 1996                                          .75        .50
July 1, 1996 - September 30, 1996                                     1.00        .75
October 1, 1996 - December 31, 1996                                   2.50       1.00


1997

January 1, 1997 - March 31, 1997                                     $2.50      $2.50
April 1, 1997 - June 30, 1997                                         3.50       1.88
July 1, 1997 - September 30, 1997                                     3.50       3.50
October 1, 1997 - December 31, 1997                                   4.75       3.50

1998

January 1, 1998 - March 6, 1998                                      $4.75      $4.75



Holders

         As of March 6, 1998 there were approximately 68 holders of record of the Company's Class A Common Stock and approximately 112 holders of record of the Company's Class B Common Stock.


Dividends

         Since its organization, the Company has not paid any dividends on its Common Stock nor does it plan to do so in the foreseeable future.


Item 6.  Management's Discussion and Analysis

Financial Condition

         The Company believes its relationships with its present clients are stable. The agreements with the Company's single-manager and multi-manager investment funds generally are terminable upon 30 to 60 days' notice or on the expiration of a stated term of up to two years, subject to earlier termination in certain circumstances. At December 31, 1997, the Company expects that its arrangements with its principal single-manager and multi-manager investment fund clients will continue for the duration of such funds and the Company has not received any notice that any of such clients intends to terminate its arrangement after December 31, 1997. There can be no assurance that any such arrangement will not be earlier terminated by the client. The Company is not currently aware of any event or events which would cause its clients to terminate their arrangements with the Company. Several contracts entered into by TBL require the payment of asset-based fees to TBL well beyond the termination of a particular contract, so long as the investors placed by TBL remain investors in those funds.

         The Company believes that its product development efforts of 1997, as well as the relationships formed abroad, have placed the Company in a good position for 1998 and thereafter. Management expects to concentrate on successfully developing new products and taking full advantage of its growing relationships world-wide to improve its revenues and to develop independent product distribution channels. Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which account for a significant portion of the Company's revenues, to increase assets under management for its client funds, and to market its services to new accounts.

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

Fiscal year ended December 31, 1997 compared to Fiscal year ended December 31, 1996.

         Consulting fees earned by the Company for the year ended December 31, 1997 increased by $1,557,174, or approximately 36.4%, as compared to the year ended December 31, 1996. At the principal domestic subsidiary, TPI, consulting fees increased from $2,599,672 for the year ended December 31, 1996 to $3,437,455 for the year ended December 31, 1997, primarily due to increases in revenues from The Broad Market Fund, L.P. ($619,138), The Broad Market Prime Fund, L.P. ($210,498) and The Security Equity Life program ($187,806). These and other increases were partially offset by declines in revenues, including a decline in revenues from Pine Street Associates, L.P. ($100,000) and from Minority Equity Trust ($320,000 resulting from a 1996 one-time termination fee), among others. Consulting fees also increased domestically in 1997 as a result of a 1996 amendment of TSI's restriction agreement with the NASD so that TSI may sell limited partnership interests. For the year ended December 31, 1997, consulting fees from this activity equalled $173,055. During the years ended December 31, 1997 and 1996 certain clients accounted for a significant percentage of the Company's consolidated revenues: The Broad Market Fund, L.P. accounted for approximately 17% and 10%, respectively, of consolidated revenues and revenues from related entities accounted for approximately 28% and 20%, respectively, of consolidated revenues.

         At the foreign subsidiary, TBL, consulting fees increased from $1,683,424 for the year ended December 31, 1996 to $2,229,760 for the year ended December 31, 1997. This increase is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($322,149) and Winston
Partners II Offshore Ltd. ($91,074), as well as the commencement of revenues from Tremont MRM Services, Ltd. ($154,800). These and other increases in TBL's revenues, were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($230,013), among others. The increase or decrease in revenues was primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

         Performance fees for the year ended December 31, 1997 were $884,284 compared to $780,678 for the year ended December 31, 1996. This $103,606 increase is primarily due to the underlying investment vehicles outperforming pre-established benchmarks. The significant performance fees earned by TBL in 1997 were from Starvest Fund Ltd. ($191,802), B.P. Overseas Partners, Ltd. ($102,281) and Cambridge Energy Fund International Ltd. ($131,258). The sole significant performance fee earned by TPI in 1997 was $246,494 from The F.W. Thompson Fund, L.P. The performance fees earned for the year ended December 31, 1997 are subject to adjustment pending completion of final audit of the respective funds.

         Each of Global Advisors Portfolio, N.V. and Global Advisors Portfolio II, N.V. terminated TBL as their advisor effective as of the close of business on November 15, 1996 and, as a result, no further fees were, nor will be, generated from them after that date. Management believes these terminations will not have a material future impact on the Company.

         Management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

         Commissions increased $72,012 for the year ended December 31, 1997, or approximately 31%, as compared to the year ended December 31, 1996, as a result of TSI having additional clients and more trading activity in 1997.

         Operating profits at TBL were $490,203 and $625,762 for the years ended December 31, 1997 and 1996, respectively. The decrease in operating profit from 1996 to 1997 ($135,559) was primarily due to an investment gain of $130,874 in 1996 which did not recur in 1997. Identifiable assets of TBL were $1,531,727 and $1,563,788 at December 31, 1997 and 1996, respectively.

         Compensation expense increased for the year ended December 31, 1997 by $624,163, or approximately 23%, over the similar period in 1996, as a result of the Company's continued efforts to attract and retain qualified employees. Compensation expense primarily increased due to salary increases for certain employees that became effective January 1, 1997 and increased health care costs due to the increase in the number of employees during the year. As part of compensation expense, $701,000 and $780,750 for the years ended December 31, 1997 and 1996, respectively, were attributable to bonuses granted by the Company to its employees.

         General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, outside professional fees and other related expenses. General and administrative expenses were $1,506,834 and $1,306,040 for the years ended December 31, 1997 and 1996, respectively, representing 21.4% and 24.7% of revenues, respectively. The increases in general and administrative expenses were primarily due to costs related to the Company's continued expansion to service its business growth. The decrease, however, in general and administrative expense as a percentage of revenues was attributable to the increase in revenues from the Company's proprietary products, expansion of its client base, and the positive results from cost containment measures.

         Consulting expenses increased by $476,420 during the year 1997, as compared to the similar period of 1996, primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared; this agreement became effective in June 1995 when TSI became a registered broker dealer. Also, TPI and TBL have revenue sharing arrangements with respect to certain clients whose products were launched during 1997.

         The increase in depreciation and amortization is a result of fixed asset purchases during the year ended December 31, 1997. These purchases totalled $299,692 and consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for TBL. At December 31, 1997, the Company has no significant commitments for additional capital expenditures.

         Other income decreased for the year ended December 31, 1997 by $131,120 over 1996. Other income in 1996 includes an investment gain of $130,874 resulting from the exercise of warrants to purchase 57,639 shares of common stock of an unaffiliated public corporation and the subsequent sale of such shares. At December 31, 1997, TBL owned warrants to purchase common stock of the same unaffiliated public corporation at $3.78 per share until October 19, 1998 (87,500 shares), and 18,750 shares at $3.63 per share until October 30, 1998, respectively. Such warrants have been valued at zero on December 31, 1997.

         Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

         Foreign currency fluctuation may also have an impact on the Company's profitability over time as a result of the Company's participation in foreign securities markets. Currently, all of the Company's transactions are conducted in U.S. dollars, so the Company does not have, at this time, any significant foreign currency risk.

Fiscal year ended December 31, 1996 compared to Fiscal year ended December 31, 1995.

         Consulting fees earned by the Company for the year ended December 31, 1996 increased by $1,211,007, or approximately 39.4%, as compared to the year ended December 31, 1995. At the domestic subsidiary, TPI, consulting fees increased from $1,735,699 for the year ended December 31, 1995 to $2,599,672 for the year ended December 31, 1996. The increase at this subsidiary is primarily due to increases in revenues from The Broad Market Fund, L.P. ($320,283), The Ultima Fund, L.P. ($119,376), The F.W. Thompson Fund, L.P. ($94,467) and the Chrysler Minority Equity Trust ($87,141). These increases, as well as a one-time payment of $320,000 as a result of a termination agreement with the sponsor of the Minority Equity Trust, were partially offset by declines in revenues from Pine Street Associates, L.P. ($100,000), among others. At the foreign subsidiary, TBL, consulting fees increased from $1,336,390 for the year ended December 31, 1995 to $1,683,424 for the year ended December 31, 1996. The increase at this subsidiary is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($283,442), Winston Partners II Offshore Ltd. ($117,206) and Ultima Investments Limited ($62,480). These increases in revenues, as well as other increases in revenues at TBL, were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($222,820), among others. The increase or decrease in revenues was primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

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

         Each of Global Advisors Portfolio, N.V. and Global Advisors Portfolio II, N.V. terminated their relations with TBL effective as of the close of business on November 15, 1996, and as a result, no further fees have been or will be generated after that date. Management believes these terminations will not have a material future impact on the Company.

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

Liquidity and Capital Resources

         At December 31, 1997, the Company had $820,801 in cash and cash equivalents and working capital of $1,819,482, as compared to cash and cash equivalents of $551,710 and working capital of $605,828 at December 31, 1996. A portion of this increase was due to the series of equity transactions with Mutual Risk Management which are described below.

         Cash flows used by operating activities was $56,267 in 1997, compared to cash flows provided by operating activities of $443,025 in 1996. The primary operating use of the 1997 cash flows was to decrease accounts payable and accrued expenses and also reflects an increase in accounts receivables. These uses were partially offset by cash generated from profitable operations. Cash flows used in investing activities were $397,896 and $426,464 in 1997 and 1996, respectively. The principal use of the 1997 and 1996 cash flows in investing activities were investments in limited partnerships and joint ventures, as well as the purchase of fixed assets offset partially by the sale of limited partnership interests.

         Cash flows provided by financing activities of $723,254 in 1997 resulted from the issuance of 202,365 shares of the Company's Class B Common Stock. In July 1997, Mutual Risk Management ("MRM"), an international risk management company, indirectly acquired an equity interest in the Company. In July 1997, MGL Investments Ltd. ("MGL"), a wholly-owned subsidiary of MRM, purchased 615,000 shares of outstanding Class B Common Stock at a price of $3.75 per share pursuant to a tender offer. In addition, the Company simultaneously sold MGL 202,365 shares of Class B Common Stock at a price of $3.75 per share. As a result of these transactions, the Company received net proceeds of $723,254 and MRM indirectly acquired, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

         At December 31, 1997, the Company owned options to purchase 8,000 shares of a nonpublic registered investment adviser specializing in 401(k) investment allocation advice over the Internet. The options were granted at $10 per share and have vested or will vest 25% on January 1, 1996; 25% in equal installments at the end of each month between January 1, 1996 and December 31, 1997; and 50% in equal installments at the end of each month between January 1, 1998 and December 31, 1998. The options have a five year term and have been valued at zero by the Company at December 31, 1997.

         At December 31, 1997, the Company owned 30,000 shares of a nonpublic financial services company as a result of an employee's participation as a board member of such company. As a result of consulting services performed for this entity, TPI received $56,152 and $42,235, respectively for the years ended December 31, 1997 and 1996. At December 31, 1997, the Company valued these shares of common stock at zero.

         The Company believes that it has adequate capital resources and working capital to bring to market the products it developed in late 1997 and those it expects to develop in early 1998, and that the revenue stream from these products, as well as from existing products, will be sufficient to support future growth. The Company has no material short or long term debt obligations.

         In August 1993, a law suit was initiated against the Company, TPI, TBL and Ms. Manzke, the Chairman of the Board, in the Supreme Court of the State of New York, County of New York, by Mr. Sass Khazzam, Capulet Management Inc. and Kazco Mgt., Inc. alleging that there was an agreement pursuant to which the plaintiffs would receive 20% of the fees paid by Global Advisors Portfolio, N.V. The Court ordered the dismissal of the complaint against the Company and TPI. In February 1997, a jury returned a verdict against TBL in favor of Kazco Mgt., Inc. After entry of the verdict, the Company was informed that the plaintiff would not appeal the verdict and that no judgment would be entered against TBL, provided that the amount awarded by the jury was paid. On March 31, 1997, TBL paid KazCo Mgt., Inc. the sum of $151,689, the full amount awarded by the jury including interest and court costs. General releases were exchanged and the action was discontinued with prejudice.

         The Company and Sandra L. Manzke, the Company's Chairman of the Board and Chief Executive Officer, are parties to an employment agreement dated as of September 25, 1995. The agreement was amended on December 10, 1997 and will expire on December 31, 1998, unless terminated at an earlier date pursuant to the terms and conditions of such agreement. While employed, Ms. Manzke is entitled to a minimum base salary of $373,000 per annum. She is also entitled to a bonus as determined by the Board of Directors. Ms. Manzke's employment may be terminated due to illness, disability or other incapacity to the extent that she is unable to perform her duties for a period of ninety (90) consecutive days. If her employment is so terminated, she will be entitled to receive her base salary and accrued bonus until December 31, 1998. In the event of her death, her right to compensation will cease.

         In the event of the termination of Ms. Manzke's employment for any reason, including death, the Company will have the option, provided it is exercised within ninety (90) days, to reacquire all of Ms. Manzke's shares of capital stock of the Company for a price per share equal to its market value on the date of such termination. Ms. Manzke agreed that she will not sell or dispose of her stock in the Company without first offering to sell it to the Company at a price per share equal to the then market value.

         On December 10, 1997, the Company amended its employment agreement, dated April 22, 1994, with Robert I. Schulman, the Company's President and Chief Operating Officer. Under the amended agreement, which expires on December 31, 1998, Mr. Schulman is entitled to receive a minimum annual base salary of $335,700. In addition, he is entitled to receive incentive compensation equal to 90% of the incentive compensation payable to Ms. Manzke in the applicable year.

         Upon Mr. Schulman's execution of his employment agreement in 1994, the Board of Directors granted him an option to purchase 275,000 shares of Class B Common Stock at $1.75 per share, the then current fair value of the stock as determined by the Board of Directors. The options are fully vested and will expire on the anniversary of the grant date in 2001. In the event Mr. Schulman's employment is terminated, TPI, a subsidiary of the Company, will have the option, exercisable no later than seven days after the date of termination, to purchase all of Mr. Schulman's stock and vested options. The purchase price for each share of Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of Common Stock on the date of such termination less $1.75.

         On May 15, 1997 and June 12, 1997, options to purchase 20,000 shares and 125,000 shares, respectively, of Class B Common Stock were granted to the directors and certain employees of the Company at a price of $3.75 per share. The options vest 25% on the grant date, 25% on the first anniversary of the grant date, and 50% on the second anniversary of the grant date. They expire on the fifth anniversary of the grant date.

         Effective September 1997, the Company moved to a larger facility and entered into a lease agreement for new executive offices. The Company was completely released from its obligation under the old lease. The lease for the new facility expires August 31, 2002 and requires monthly payments of approximately $17,100.

         TBL's lease for corporate offices expired in February 1997 and was renewed through February 2000. The lease requires monthly lease payments of approximately $5,500.

         Meridian Horizon Fund, L.P., formerly The Ultima Fund, L.P., is a multi-manager Delaware limited partnership (the "Meridian Fund") organized in 1991 by Zeron Capital Management, Inc. ("Zeron") to engage principally in diversified investment strategies utilizing a multi-manager approach. In 1994, TPI became a co-general partner. Effective January 1, 1997, Meridian Capital Partners, Inc. replaced Zeron as co-general partner. The general partners receive an administrative fee and a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. At January 1, 1998, the approximate net asset value of the Meridian Fund was $160 million. At December 31, 1997, TPI's investment in the Meridian Fund was $299,483.

         GamTree, L.P. is a multi-manager Delaware limited partnership ("GamTree") formed for the purpose of achieving long-term capital growth through diversified asset management. TPI and an affiliate of a principal shareholder, GAMCO Investors, Inc., are its co-general partners. The general partners receive a quarterly management fee based upon the net asset value of the partnership as of the end of each quarter. In addition, the general partners may receive an incentive allocation based upon the net asset value of the capital accounts of the limited partners at the end of each year if there is a gross profit, after obtaining certain pre-established benchmarks, from investment activities of the partnership for the relevant fiscal year. At January 1, 1998, the approximate net asset value of the partnership was $1.8 million. At December 31, 1997, TPI's investment in GamTree was $186,717.

         The Broad Market Fund, L.P. is a multi-manager Delaware limited partnership formed for the purpose of achieving long term capital growth through hedged investments arranged by one or more money managers and/or investment funds. TPI is the general partner and receives a monthly management fee based upon the net asset value of the partnership as of the end of each month. At January 1, 1998, the approximate net asset value of the partnership was $149 million after including $14.8 million of January 1, 1998 contributions. At December 31, 1997, TPI's investment in the fund was $688,592.

         The Broad Market Prime Fund, L.P., is a Delaware multi-manager limited partnership which had an approximate net asset value of $68 million as of January 1, 1998. It was created in July, 1997 for the purpose of achieving long-term capital growth through a leveraged investment strategy. TPI is the general partner and receives a monthly management fee based upon the net asset value of the partnership as of the end of each month. In addition, the general partner will be reimbursed for certain allocable expenses. At December 31, 1997, TPI did not have an investment in BMPF.

         The F.W. Thompson Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving long-term capital growth while preserving capital. TPI is the general partner and receives a monthly management fee based upon the net asset value of the partnership as of the end of each month. The general partner also receives a performance fee from the partnership's net profit after all other fees, including the management fee, are deducted. The performance fee is payable on a cumulative basis. The performance fee will not be payable with regard to any period during which the partnership incurs a net loss and only becomes payable after such net loss is recouped and net gains are achieved, net of performance fees previously paid. The performance fees earned by the general partner at December 31, 1997 and 1996 for the years then ended were $246,494 and $195,830, respectively. At January 1, 1998, the approximate net asset value of the partnership was $5.7 million. At December 31, 1997, TPI's interest in the fund was $46,695.

         Tremont International Insurance, Ltd. ("TIIL"), is a Cayman Island corporation that offers certain deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. TIIL is a joint venture between TBL and The Anglo Dutch Insurance Company Limited, a Cayman Island life insurance company ("Anglo-Dutch"). Effective July 1, 1997, Mutual Risk Management ("MRM"), an international risk management company, purchased 51% of TIIL's issued share capital. Simultaneously, 0.4% of TIIL's issued share capital to Anglo-Dutch. As a result of these transactions, TBL's interest has been reduced to 24.5% of TIIL's issued share capital. TBL, MRM and Anglo-Dutch formed Tremont MRM Services Limited ("TMRM"), a Bermuda company to provide product development, marketing and administrative services to TIIL. TBL owns a 40% interest in TMRM.

Inflation

         The impact of inflation on the Company's revenues and results of operations has not been significant.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing significant disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. Based on a recent assessment, the Company determined its computer systems are currently enabled for year 2000 entries. The cost of such assessment was immaterial to the Company. However, the Company could be adversely affected if the Computer systems used by the Company's service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Company is currently in communication with these other companies to determine if there is reasonable cause for concern.

Item 7.  Financial Statements.


Year Ended December 31, 1997

                                                                           Page

Reports of Independent Auditors..............................................22
Consolidated Balance Sheets as of December 31, 1997 and 1996 ................24
Consolidated Statements of Income for the years ended
  December 31, 1997 and 1996 ................................................25
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1997 and 1996 ................................................26
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996 ................................................27
Notes to Consolidated Financial Statements...................................28

                         Report of Independent Auditors


Shareholders and Board of Directors
Tremont Advisers, Inc.

We have audited the accompanying consolidated balance sheets of Tremont Advisers, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Broad Market Fund, L.P. (a limited partnership in which the Company had a .51% and .80% interest at December 31, 1997 and 1996, respectively) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for The Broad Market Fund, L.P., it is based solely on their reports. In the consolidated financial statements, the Company's investment in The Broad Market Fund, L.P. is stated at $688,592 and $559,847 at December 31, 1997 and 1996, respectively, and the Company's equity in the net income of The Broad Market Fund, L.P. is stated at $128,745 and $79,784, for the years ended December 31, 1997 and 1996, respectively.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Advisers, Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             Ernst & Young, LLP


Stamford, Connecticut
February 13, 1998

                         INDEPENDENT AUDITOR'S REPORT




To the Partners of
The Broad Market Fund, L.P.


We have audited the statement of financial condition of The Broad Market Fund, L.P. (a limited partnership) as of December 31, 1997, and the related statements of income, changes in Partners' capital, and cash flows for each of the two years in the period then ended (not presented herein). These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Broad Market Fund, L.P. as of December 31, 1997, the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 2, 1998
                                   23

                              Tremont Advisers, Inc.

                           Consolidated Balance Sheets

                                                                             December 31
                                                                            1997     1996
Assets
  Current assets:
  Cash and cash equivalents                                           $   820,801      $    551,710
  Accounts receivable, less allowance for bad debts of $25,000          2,011,445         1,419,578
  Receivable from officer                                                 200,000             -
  Prepaid expenses and other                                              123,103            31,616
Total current assets                                                    3,155,349         2,002,904

Investments in limited partnerships (cost -- $803,467 and $668,467)     1,221,487           871,378
Investments in joint ventures (cost -- $371,667 and $317,400)              99,345           169,250
Other investments (cost -- $86,000 and $170,000)                           75,420           170,000

Fixed assets:
  Furniture and equipment                                                 706,640           449,704
  Leasehold improvements                                                   53,662            10,906
  Less accumulated depreciation                                          (359,149)         (226,894)
Fixed assets, net                                                         401,153           233,716

Other assets                                                               28,958            34,495
Total assets                                                          $ 4,981,712       $ 3,481,743

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                    $    50,490       $    90,606
  Accrued expenses                                                      1,112,734         1,131,970
  Income taxes payable                                                      1,143             3,000
  Deferred income taxes payable                                           171,500           171,500
Total current liabilities                                               1,335,867         1,397,076

Deferred income taxes payable                                             160,600            22,600
Redeemable preferred stock:
  Series A Preferred Stock, $1 par value, 650,000 shares
    authorized, none issued and outstanding                                 -                 -

Shareholders' equity:
  Preferred Stock, $1 par value, 350,000 shares authorized,
   issued and outstanding - none                                            -                 -
  Class A Common Stock, $0.01 par value, 5,000,000
   shares authorized, 1,284,718 shares issued and outstanding              12,847            12,847
  Class B Common Stock, $0.01 par value, 5,000,000 shares
   authorized, 2,802,104 and 2,599,739 shares issued and outstanding       28,021            25,997
  Additional paid in capital                                            4,725,293         4,004,063
  Accumulated deficit                                                  (1,280,916)       (1,980,840)
Total shareholders' equity                                              3,485,245         2,062,067
Total liabilities and shareholders' equity                            $ 4,981,712       $ 3,481,743

See accompanying notes.

                             Tremont Advisers, Inc.

                        Consolidated Statements of Income


                                                   Year ended December 31
                                                   1997             1996
Revenues:
Consulting fees                                   $5,840,270      $4,283,096
Performance fees                                     884,284         780,678
Commissions                                          302,087         230,075
Total revenues                                     7,026,641       5,293,849

Expenses:
Compensation                                        3,325,025      2,700,862
General and administrative                          1,506,834      1,306,040
Consulting                                          1,119,030        642,610
Depreciation and amortization                         137,792        100,628
Total expenses                                      6,088,681      4,750,140

Equity in earnings of limited partnerships            215,109        106,574
Loss from operations of joint ventures, net          (117,109)       (73,150)
Other income, net                                      13,834        144,954

Income before income taxes                          1,049,794        722,087
Provision for income taxes                            349,870        196,542
Net income                                        $   699,924      $ 525,545


Net income per common share                       $      0.18      $    0.14

Net income per common share - assuming dilution   $      0.17      $    0.13

See accompanying notes

                             Tremont Advisers, Inc.

                 Consolidated Statements of Shareholders' Equity


                                                         Common Stock                         Additional                  Total
                                          Shares Outstanding               Par Value           Paid in     Accumulated Shareholders'
                                     Class A           Class B        Class A       Class B    Capital       Deficit     Equity

Balance at December 31, 1995        1,284,718        2,559,739        $12,847       $25,597  $3,924,463    $(2,506,385)  $1,456,522

  Issuance of Class Common Stock -
     Director Option                     -              40,000            -            400      79,600            -          80,000

  Net Income                           -                -               -             -         -            525,545        525,545

Balance at December 31, 1996        1,284,718        2,599,739          12,847       25,997  4,004,063      (1,980,840)   2,062,067

  Issuance of Class B Common Stock       -             202,365            -          2,024     721,230            -         723,254

  Net income                             -                -               -             -         -            699,924      699,924

Balance at December 31, 1997        1,284,718        2,802,104         $12,847       $28,021  $4,725,293   $(1,280,916)  $3,485,245


See accompanying notes.

                             Tremont Advisers, Inc.

                      Consolidated Statements of Cash Flows

                                                       Year ended December 31
                                                        1997             1996
Operating activities
Net income                                           $ 699,924      $  525,545
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization                       137,792         100,628
   Equity in earnings of limited partnerships         (215,109)       (106,574)
   Loss from operations of joint ventures, net         117,109          73,150
   Loss/(gain) from other investments                   10,580        (130,874)
   Deferred income taxes                               138,000         194,100
   Changes in operating assets and liabilities:
    Accounts receivable                               (591,867)       (701,338)
    Receivable from officer                           (200,000)           -
    Income taxes, net                                   (1,857)            700
    Prepaid expenses and other                         (91,487)          3,044
    Accounts payable                                   (40,116)         17,788
    Accrued expenses                                   (19,236)        461,468
    Other                                                      -         5,388
Net cash provided (used) by operating activiti         (56,267)        443,025

Investing activities
Purchase of fixed assets                              (299,692)        (99,013)
Investments in limited partnerships                   (685,000)       (200,925)
Withdrawals from limited partnerships                  550,000            -
Investments in joint ventures                          (56,842)       (207,400)
Sale of joint venture                                    9,638             -
Sale of other investment                                84,000             -
Investment in mutual fund                                 -            (50,000)
Purchase of marketable securities                         -           (128,516)
Sale of marketable securities                             -            259,390
Net cash used by investing activities                  397,896         426,464

Financing activities
Net proceeds from offering - Class B Common Stock      723,254            -
Exercise of Class B Common Stock Option                    -            80,000
Net cash provided by financing activities              723,254          80,000

Net increase in cash and cash equivalents              269,091          96,561
Cash and cash equivalents at beginning of year         551,710         455,149
Cash and cash equivalents at end of year            $  820,801       $ 551,710


See accompanying notes.

                             Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997



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

The consolidated statements of income include revenues from a foreign subsidiary located in Bermuda, of $2,801,875 and $2,284,686 for the years ended December 31, 1997 and 1996, respectively. Net income included in the statements of income from this foreign subsidiary, are $490,203 and $625,762 for the years ended December 31, 1997 and 1996, respectively. Identifiable assets of the foreign subsidiary were $1,531,727 and $1,563,788 at December 31, 1997 and 1996,
respectively.

2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value for all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term investments also approximate their carrying value.
                                   28

                             Tremont Advisers, Inc.

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Consulting fees are recorded as earned and are derived from consulting and specialized investment services provided to institutional and other clients, as well as fees earned from certain funds under management. These fees are generally a percentage of the amount of assets under management as well as fees for investments placed by TBL in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, either as annual retainer fees or single project fees. Performance fees are recorded based on the achievement of investment performance in excess of established benchmarks and are recognized only when they are no longer subject to market conditions. Commissions earned by TSI are recorded on a trade date basis.

During the periods presented in the consolidated statements of income, certain clients accounted for a significant percentage of the Company's consolidated revenues. For the years ended December 31, 1997, and December 31, 1996, the Broad Market Fund, L.P. accounted for approximately 17% and 10 %, respectively of consolidated revenues. For the years ended December 31, 1997 and 1996, revenues from related entities (see Note 3) accounted for approximately 28% and 20% of consolidated revenues, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 1997 cash and cash equivalents includes a U.S Treasury Bill of $250,000 which matured January 8, 1998.

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

Fixed Assets

Fixed  assets  are  stated  at  cost.   Depreciation   is  provided   using  the
straight-line method over the estimated useful lives of the related assets (3-5 years).
                                   29

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

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Concentrations of Credit Risk

The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At December 31, 1997, the Company had accounts receivable of $283,917 and $247,070 from Starvest Funds Ltd. and The F.W. Thompson Fund. L.P., respectively. At December 31, 1996, the Company had accounts receivable of $228,230, $166,128 and $153,702 from Ultima Investments Limited, Starvest Funds Ltd. and The F.W. Thompson Fund, L.P., respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's receivables at December 31, 1997 and 1996, respectively.

3. Investments in Limited Partnerships

The Broad Market Fund, L.P.--The Broad Market Fund L.P. is a Delaware limited partnership ("Broad Market Fund") that was organized for the purpose of achieving long-term capital growth through hedged investments arranged by one or more money managers and/or investment funds. At December 31, 1997 and 1996, TPI, the General Partner, had an investment of $688,592 (cost - $423,620) and $559,847 (cost - $423,620), respectively, in the Broad Market Fund. For the years ended December 31, 1997 and 1996, TPI's proportionate share of the Broad Market Fund's income ($128,745 and $79,784, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income. At December 31, 1997 and 1996, TPI's investment in the Broad Market Fund represented .51% and .80%, respectively, of the Broad Market Fund's net assets. The summarized audited financial information of the Broad Market Fund, based solely on the report of other auditors, is as follows:

                             Tremont Advisers, Inc.

3. Investments in Partnerships (continued)

                                                      December 31
                                                    1997           1996

Total assets                                 $162,511,390      $75,908,923
Total liabilities                              28,567,596        6,264,461

                                                 Year ended December 31,
                                                    1997           1996

Net investment income                       $   2,658,019       $  878,640
Net realized gain on investments               15,764,772        7,485,139
Net income                                    $18,422,791      $ 8,363,779

GamTree, L.P.--GamTree, L.P., a Delaware limited partnership ("GamTree") was organized for the purpose of achieving long-term capital growth through diversified asset management. At December 31, 1997 and 1996, TPI, a Co-General Partner with GAMCO Investors, Inc., an affiliate of a shareholder, had an investment of $186,717 (cost - $100,000) and $158,429 (cost - $100,000), respectively, in GamTree. For the years ended December 31, 1997 and 1996, TPI's proportionate share of GamTree's income ($28,288 and $21,079, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income. At December 31, 1997, TPI's investment in GamTree represented 10.2% of GamTree's net assets.

Meridian Horizon Fund, L.P.--Meridian Horizon Fund, L.P. is a Delaware limited partnership ("Meridian"), formerly known as The Ultima Fund, L.P., that was organized for the purpose of achieving a high total return and preservation of capital utilizing a multi-manager approach to investing. At December 31, 1997 and 1996, the Company had an investment of $299,483 (cost $250,000) and $116,549 (cost $115,000), respectively, in Meridian, which represents .23% and .20%, respectively, of Meridian's net assets. For the years ended December 31, 1997 and 1996, the Company's proportionate share of Meridian's income ($47,934 and $1,549, respectively), is reflected in equity in earnings of limited partnerships in the consolidated statements of income. Effective January 1, 1997, Meridian's Limited Partnership Agreement was amended and restated whereby Meridian Capital Partners, Inc. replaced Zeron Capital Management, Inc. as a Co-General Partner with the Company.

The F.W. Thompson Fund, L.P.--In October 1995, The F.W. Thompson Fund, L.P. a Delaware limited partnership (the "Thompson Fund"), was organized for the purpose of achieving long-term capital growth while preserving capital. At December 31, 1997 and 1996, TPI, the General Partner, had an investment of $46,695 (cost - $29,847) and $36,553 (cost - $29,847), respectively, in the
Thompson Fund, which represents .82% and .60%, respectively, of the fund's equity. In addition, TPI has a commitment to fund up to 1% of the limited partnership losses if and when such losses occur. For the years ended December 31, 1997 and 1996, TPI's proportionate share of the limited partnership's income ($10,142 and $4,162, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income.

                             Tremont Advisers, Inc.

3. Investments in Partnerships (continued)

The Broad Market Prime Fund, L.P.--The Broad Market Prime Fund, L.P., a Delaware limited partnership ("BMPF"), was formed on July 1, 1997 for the purpose of achieving long-term capital growth through a leveraged investment strategy. At December 31, 1997, the Company, as General Partner, did not have an investment in this fund, however the Company has a commitment to fund up to 1% of the limited partnership losses if and when such losses occur. For the year ended December 31, 1997, the Company did not have any equity in earnings of limited partnerships for this limited partnership.

The aggregated summarized unaudited financial information of GamTree, Meridian, the Thompson Fund and BMPF is as follows:


                                                   December 31
                                            1997             1996

Total assets                             $249,504,158      $70,688,495
Total liabilities                          60,805,159        7,342,820

                                              Year Ended December 31
                                            1997             1996

Net investment loss                       $(2,509,355)     $(1,077,612)
Net realized and unrealized
   gain on investments                     16,488,421        9,765,451
Net income                                $13,979,066      $ 8,687,839


4. Investments in Joint Ventures

In October 1994, TBL entered into an agreement to form N-Compass Financial Services Limited, a joint venture, to provide investment advisory services to offshore clients. For the years ended December 31, 1997 and 1996, TBL's proportionate share (40%) of operating losses of the joint venture were $83,508 and $95,350, respectively. The investment in this joint venture at December 31, 1997 and 1996 was $10,400 (cost - $264,258) and $79,650 (cost - $250,000), respectively.

At December 31, 1997 and 1996, TBL's investment representing 24.5% and 24.9% of Tremont International Insurance Ltd. ("TIIL"), a Cayman Islands corporation, formed in July 1996, was $61,238 (cost - $62,250) and $60,532 (cost - $62,250), respectively. TIIL offers certain deferred variable annuities, variable life insurance and other insurance contracts to customers not resident in the Cayman Islands. For the periods ended December 31, 1997 and 1996, TBL's proportionate share of operating income (losses) were $706 and $(1,718), respectively.

In July 1997, TBL formed with Mutual Risk Management, an international risk management company ("MRM") and another party, and acquired a 40% interest in Tremont MRM Services Limited ("TMRM"), a company incorporated under the laws of Bermuda. TMRM provides product development, marketing and administrative services to TIIL. At December 31, 1997, TBL's investment was $3,663 (cost $4,800) and for the period ended December 31, 1997 its proportionate share of operating losses was $1,137.

                             Tremont Advisers, Inc.

4. Investments in Joint Ventures (continued)

At December 31, 1997 and 1996, the Company has other joint venture interests aggregating $24,044 (cost - $40,359) and $29,068 (cost - $5,150).

5. Other Investments

At December 31, 1997, the Company has options to purchase 8,000 shares of a nonpublic company. This registered investment adviser specializes in 401(k) investment allocation advise over the Internet. The options were granted at $10 per share and 50% have vested as of December 31, 1997. The remaining 50% vest in equal installments at the end of each month between January 1, 1998 and December 31, 1998. The options have a five year term and have been valued at zero at December 31, 1997.

At December 31, 1997, the Company owns a beneficial interest in 30,000 shares of a nonpublic financial services company formed in 1996. Such shares were received by the Company as a result of an employees participation as a board member of such company. As a result of consulting services performed for this nonpublic entity, TPI has received $56,152 and $42,235, respectively for the years ended December 31, 1997 and 1996. At December 31, 1997, the shares of common stock have been valued at zero.

At December 31, 1997, TBL owns warrants to purchase 87,500 shares of common stock of an unaffiliated public corporation at $3.78 per share which expire October 19, 1998, and 18,750 shares of common stock of the same unaffiliated public corporation at $3.63 per share which expire October 30, 1998. Such warrants have been valued at zero at December 31, 1997.

At December 31, 1997 and 1996, TBL's investment in American Master Fund Limited, a Cayman Islands exempt Company, which was incorporated in July 1991, was $51,420 (cost - $50,000) and $50,000 (cost - $50,000), respectively. The principal activity of this Company is to operate as an investment fund to invest primarily in offshore investment vehicles. The Fund's investment objective is to achieve a high total rate of return by utilizing the expertise of a number of investment managers, while preserving capital for its investors.

At December  31, 1997 and 1996,  the  Company  had other  nonpublic  investments
aggregating   $24,000   (cost  -  $36,000)  and  $120,000   (cost  -  $120,000),
respectively.
                                       33

                             Tremont Advisers, Inc.

6. Accrued Expenses

Accrued expenses consist of the following:


                                                     December 31
                                               1997             1996

Professional and consulting fees          $   741,105      $   930,454
Compensation                                  200,000          150,000
Note payable                                   87,840              -
Employee benefit plan                          46,566              -
Other                                          37,223           51,516
                                           $1,112,734       $1,131,970

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

The Company also has authorized 350,000 shares of $1 par value voting Preferred Stock; no shares of such Preferred Stock have been issued. In addition, the Company has authorized 650,000 shares of Series A Preferred Stock (Redeemable Preferred Stock) $1 par value. The Redeemable Preferred has no voting rights, except to elect one member of the Company's Board of Directors and to vote, as a separate class, on any merger, consolidation, or sale of the Company's assets. At December 31, 1997, there is no Redeemable Preferred Stock issued and outstanding.

No dividends may be declared or paid on either class of Common Stock as long as there are accumulated and unpaid dividends on Series A Preferred Stock. The Company has not declared or paid dividends on either Class of Common Stock during the two year period ended December 31, 1997.

In July 1997, the Company entered into a series of transactions whereby MRM indirectly acquired an equity interest in the Company. In June 1997, MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, pursuant to a certain stock purchase agreement, the Company sold to MGL 202,365 shares of its Class B Common Stock, par value $0.01 at a price of $3.75 per share. The transaction was completed for net proceeds of $723,254, which is net of $35,615 of costs incurred. As a result of these transactions, MRM indirectly owns, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

                             Tremont Advisers, Inc.

8. Stock Options

During December 1994, an option to purchase 40,000 shares of Class B Common Stock at $2.00 per share was granted to a director and an option to purchase 10,000 shares of Class B Common Stock at $2.00 per share was granted to an employee. The director exercised his option and purchased 40,000 shares of Class B Common Stock in December 1996. The employee's options, which are now fully vested, will expire on the anniversary of the grant date in 1999. In the event of the termination of the employee's employment, the Company will have the option, exercisable no later than seven days after the date of termination, to purchase all of the employee's stock and vested options. The purchase price for each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $2.00 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $2.00.

In April 1994, the Board of Directors granted to the president and chief operating officer an option to purchase 275,000 shares of Class B Common Stock at $1.75 per share, the then current fair market value of the stock. The options are fully vested and will expire on the anniversary of the grant date in 2001. In the event of the termination of the executive's employment, TPI will have the option, exercisable no later than seven days after the date of termination, to purchase all of the executive's stock and vested options. The purchase price of each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $1.75.

The Company has elected to follow Accounting principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

During May and June 1997, options to purchase 145,000 shares of Class B Common Stock were granted to the directors and certain executive employees at $3.75 per share. The options will vest and become exercisable on the following schedule:
25 percent on the date of the agreement, 25 percent on the first anniversary of the execution of the agreement and 50 percent on the second anniversary of the agreement. In the event of the termination of the directors or employees, the Company will have the option, exercisable no later than seven days after the date of termination, to purchase all of the directors or employees shares and vested options. The purchase price for each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $3.75, or (ii) the amount of the best bid price for a share of stock on the date of such termination less $3.75. During 1997, 13,334 of such options lapsed due to the termination of an employee. No options were granted during 1996.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997; risk-free interest rate of 6.62%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .574, and a weighted-average expected life of the options of 5 years.

                             Tremont Advisers, Inc.

8. Stock Options (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1997 follows:

          Pro forma net income                          $640,848

          Pro forma earnings per share
            Basic                                       $   0.16
            Diluted                                     $   0.16

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                1997                       1996
                                          Weighted-Average            Weighted-Average
                                      Options    Exercise Price   Options      Exercise Price

Outstanding - beginning of year        285,000        $1.76        325,000         $1.79
Granted                                145,000         3.75          -
Exercised                                 -                        (40,000          2.00
Lapsed                                 (13,334)        3.75          -

Outstanding - end of year              416,666        $2.39        285,000         $1.76

Exercisable at end of year             322,916        $1.99        235,000         $1.76

Weighted-average fair value of
 options granted during the year         $1.71                       -

Exercise prices for options outstanding as of December 31, 1997 ranged from $1.75 to $3.75. The weighted-average remaining contractual life of those options is 3.6 years.


9. Other Income, Net
                                                       1997         1996

Interest income                                     $ 24,414     $  14,080
Realized gain/(loss) from other investments          (10,580)      130,874
                                                    $ 13,834      $144,954

                             Tremont Advisers, Inc.

10. Income Taxes

The provision for income taxes is summarized as follows:

                                              1997          1996
Current:
 Federal                                    $157,975      $   -
 State                                        53,895         2,442
                                             211,870         2,442
Deferred:
 Federal                                     128,702       194,100
 State                                         9,298          -
Total tax expense                           $349,870      $196,542

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and deferred tax assets as of December 31, 1997 and 1996 are as follows:

                                               1997          1996
Deferred tax liabilities:
 Tax over book depreciation                $  23,500      $  19,200
 Unrealized appreciation in limited
   partnerships                                9,600          8,500
 Undistributed earnings of foreign
   subsidiary                                306,700        208,000
Total deferred tax liabilities               339,800        235,700

Deferred tax assets:
  Bad debt reserves                            4,000          4,000
  Organization costs                           3,700          5,100
  Net operating loss carryforward                -           32,500
Total deferred tax assets                      7,700         41,600
Net deferred tax liability                  $332,100       $194,100

The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a lower effective tax rate than the statutory income tax rate. The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                 1997                1996
                                           Amount   Percent    Amount   Percent

Statutory federal income tax rate        $356,930    34.0     $245,510    34.0
State taxes, net of federal benefit        41,707     4.0        1,612      .2
Travel and entertainment - nondeductible    9,556     0.9        7,435     1.0
Permanently reinvested foreign income     (68,000)   (6.6)         -        -
Change in valuation allowance                 -        -       (62,100)   (8.6)
Other                                       9,677     1.0        4,085      .6
                                         $349,870     33.3    $196,542    27.2

                             Tremont Advisers, Inc.

10. Income Taxes (continued)

In 1997, the Company made estimated federal income tax payments of $160,000. In 1997 and 1996 the Company paid $53,727 and $1,742, respectively, in state income, minimum and capital taxes.

Deferred income taxes were not provided on certain undistributed foreign earnings ($200,000 at December 31, 1997) of TBL because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $68,000 would have been provided.

The valuation allowance was reduced to zero at December 31, 1996 from $62,100 at December 31, 1995 primarily as a result of the utilization of net operating loss carryforwards in 1996. At December 31, 1997, the Company had no net operating loss carryforwards and at December 31, 1996 had a net operating loss carryforward of approximately $60,000.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                          1997          1996

Numerator:
  Net income - numerator for basic and
    dilutive earnings per share (income
    available to common stockholders)                 $ 699,924   $   525,545

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                   3,985,640     3,847,575

Effect of dilutive securities:
  Employee stock options                                136,928       116,534

Denominator for diluted earnings
 per share - adjusted weighted
 average shares and assumed conversions               4,122,568     3,964,109

Basic earnings per share                              $    0.18    $     0.14

Diluted earnings per share                            $    0.17    $     0.13

12. Commitments

On December 10, 1997, the Company entered into a amendment to the employment contract with the Chairman of the Board of Directors that expires on December 31, 1998. Under the terms of this agreement, the Chairman is entitled to receive a minimum annual base salary of $373,000. In addition, the Chairman could receive incentive compensation, to be determined by the Board of Directors, at the end of each fiscal year.

                             Tremont Advisers, Inc.

12. Commitments (continued)

On December 10, 1997, the Company entered into an amendment to the employment contract with the President and Chief Operating Officer of the Company that expires on December 31, 1998. Under the terms of such amended agreement, the executive is entitled to receive a minimum annual bases salary of $335,700. In addition, the executive will receive incentive compensation equal to an amount pursuant to a predetermined percentage of the incentive compensation paid to the Company's Chairman of the Board of Directors.

Effective September 1997, the Company moved to a larger facility and entered into a lease agreement for new executive offices. The Company was completely released from its obligation under the old lease (which required monthly payments of approximately $8,450). The lease for the new facility expires August 31, 2002 and requires monthly payments of approximately $17,100.

TBL's lease for corporate offices expired in February 1997, and was renewed through February 2000. Such lease requires monthly payments of approximately $5,500.

Rent expense for the years ended December 31, 1997 and 1996 was $218,096 and $173,457, respectively. Future minimum obligations under noncancelable operating leases at December 31, 1997 were as follows: 1998-$319,730, 1999-$298,940,
2000-$234,325 and 2001-$222,293.

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

The Company may contribute a sum to be determined each plan year by employer resolution. The amount allocated to each participant is generally governed by each employee's compensation. For the years ended December 31, 1997 and December 31, 1996, the Company contributed $46,566 and $31,728, respectively, to the Plan.

14. Impact of Year 2000 (Unaudited)

The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing significant disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. Based on a recent assessment, the Company determined its internal computer systems are currently enabled for year 2000 entries. The cost of such assessment was immaterial to the Company. However, the Company could be adversely affected if the computer systems used by the Company's service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Company is currently in communications with these service providers to determine if there is significant cause for concern.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


                                                  Not Applicable

                                                     PART III

Item 9.  Directors and Executive Officers of the Registrant.

The present Directors and Executive Officers of the Company are set forth below:

    Name                Age              Position

Sandra L. Manzke        49       Chairman of the Board of Directors
                                    and Chief Executive Officer
Robert I. Schulman      52       Director, President and Chief Operating Officer
John L. Keeley, Jr.     57       Director
Jimmy L. Thomas         56       Director
Alan A. Rhein           55       Director
Suzanne S. Hammond      51       Secretary and Treasurer
Stephen T. Clayton      37       Chief Financial Officer
Bruce D. Ruehl          37       Senior Vice President-Director of Manager
                                 Research


         All directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. Sandra L. Manzke and Robert I. Schulman are the only officers subject to the terms of an employment agreement. There are no family relationships among any of the directors or executive officers of the Company.

         Sandra L. Manzke is the Company's Chairman of the Board and Chief Executive Officer. Prior to May 31, 1994, she had been President and a director of the Company since September 1987 when the Company acquired TPI. Ms. Manzke was one of the principal founders of TPI in 1984 and has been its Chairman and President since its inception. Ms. Manzke also serves as a director of TBL.
Ms. Manzke has and continues to be principally responsible for the operation and client relationships of the Company.

         Robert I. Schulman became the Company's President and Chief Operating Officer as of May 31, 1994. He has been a Director of the Company since October 1993. Mr. Schulman also became President, Chief Executive Officer and a Director of Tremont Securities, Inc. as of June 1994. Prior to May 31, 1994, he was Executive Vice President, Director of Products & Services at Smith Barney Shearson. He began his career in 1969 as an Account Executive trainee with E.F Hutton & Co., Inc. He then became assistant branch manager of the Columbus Circle branch of E.F. Hutton & Co., Inc. in New York City. Subsequently, Mr. Schulman served as Vice President and Regional Options and Futures Director of the Atlantic Region, Senior Vice President and National Director of Leveraged Products, and as Executive Vice President of all product sales at E.F. Hutton & Co., Inc. He has served on the NYSE Derivative Product Committee, CBOE Retail Advisory Council, NASD Options and Derivative Product Committee, Board of the New York Futures Exchange, and the NYSE Option Specialist Allocation Committee. Mr. Schulman is a member of the Company's Audit Committee. He also serves on the boards of directors of two non-public companies which are parties to agreements with the Company, the Lockwood Financial Group, Ltd., and 401(K) Forum, Inc.

         John L. Keeley, Jr. became a Director of the Company in January 1994. Mr. Keeley is President, Treasurer and a Director of Keeley Investment Corporation, a registered broker-dealer. He has held these positions since 1977. He is also President, Treasurer and a Director of Keeley Asset Management Corporation, a registered investment advisor, Keeley Small Cap Value Fund, Inc., an open-end mutual fund, various investment partnerships and the John L. Keeley, Jr. Foundation. Mr. Keeley also became a Director of the Marquette National Corporation in 1994. Mr. Keeley is a member of the Company's Audit Committee.

         Alan A. Rhein, became a Director of the Company in June 1997. Mr. Rhein is a founding principal of Lockwood Financial Group Ltd., an investment management consulting firm, and is President and Chief Executive Officer of Lockwood Financial Services, the broker-dealer division of Lockwood Financial Group Ltd. He started his financial services career as an account executive in 1965 with E.F. Hutton & Co. He spent the next 23 years with that firm in a variety of positions from Account Executive, Branch Manager to Executive Vice President in charge of the Atlantic Region. In 1986, Mr. Rhein was elected to the Board of Directors of E.F. Hutton & Co. After the Shearson Lehman takeover of E.F. Hutton, Mr. Rhein was promoted to Group President. In 1993, Mr. Rhein was recruited by Prudential Securities to serve as Executive Vice President in charge of their entire Retail Branch system. Mr. Rhein is a member of the Company's Audit Committee.

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

         Bruce D. Ruehl joined the Company in August 1993 and was appointed Senior Vice President-Director of Manager Research of TPI in 1994. Prior to joining TPI, Mr. Ruehl was a Vice President and Principal at Reliance Properties, Inc. where he advised private real estate partnerships investing in bank and RTC-owned properties. From 1985 to 1989, Mr. Ruehl was at Brown Brothers Harriman & Co. in the institutional management area. From 1989 to 1990, he was with Shearson Lehman's Consulting Services Department as Vice President and National Product Manager overseeing proprietary manager investment activities and new products.

Item 10.     Executive Compensation.

         The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and other executive officers whose total cash compensation exceeded $100,000 for services rendered to the Company and its subsidiaries for the fiscal year ended December 31, 1997 (the "Named Officers").


                                          Summary Compensation Table
                                                Annual Compensation
---------------------------------------------------------------------------------------------------------------------
                                                                            Long Term Compensation

                                         Annual Compensation
                                                                     ------------------------------------------------
                                                                               Awards           Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                      Restricted   Securities     LTIP    All other
   Name and Principal                                        Other       Stock     Underlying    Payout    Compen-
        Position                   Salary        Bonus       Annual    Award(s)     Options/      ($)     sation ($)
                           Year    ($)(a)       ($)(b)      Compen-       ($)       SARs (#)
                                                             sation
                                                              ($)
---------------------------------------------------------------------------------------------------------------------
Sandra L. Manzke,          1997   362,000        135,000       -           -         35,000        -          -
Chief Executive Officer
                         --------------------------------------------------------------------------------------------
                           1996   262,500        325,000       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1995   250,000        196,500       -           -            -          -          -
---------------------------------------------------------------------------------------------------------------------
Robert I. Schulman,        1997   326,250        121,500       -           -         25,000        -          -
Chief Operating
Officer
                         --------------------------------------------------------------------------------------------
                           1996   236,250        292,500       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1995   225,000        147,375       -           -            -          -          -
---------------------------------------------------------------------------------------------------------------------
Bruce D. Ruehl, Senior     1997   140,000        100,000       -           -         10,000        -          -
Vice President and
Director of Manager
Research for TPI
                         --------------------------------------------------------------------------------------------
                           1996    85,000         55,000       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1995    75,538         10,000       -           -            -          -          -
---------------------------------------------------------------------------------------------------------------------
Stephen T. Clayton         1997   120,000         50,000       -           -         10,000        -          -
Chief Financial Officer
                         --------------------------------------------------------------------------------------------
                           1996   110,000         32,500       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1995   105,000         13,850       -           -            -          -          -
---------------------------------------------------------------------------------------------------------------------
Suzanne S. Hammond,        1997   100,417         14,000       -           -            -          -          -
Secretary and
Treasurer
                         --------------------------------------------------------------------------------------------
                           1996    85,000          7,000       -           -            -          -          -
                         --------------------------------------------------------------------------------------------
                           1995    82,500          5,000       -           -            -          -          -
---------------------------------------------------------------------------------------------------------------------

(a) On December 10, 1997, the Company entered into an amendment to Ms. Manzke's employment agreement dated September 15, 1995. Under the terms of the amended agreement which expires on December 31, 1998, Ms. Manzke is entitled to receive a minimum annual base salary of $373,000. In addition, Ms. Manzke may receive incentive compensation to be determined by the Board of Directors. On December 10, 1997, the Company entered into an amendment to Mr. Schulman's employment agreement dated April 22, 1994. Under the terms of this amended agreement which expires on December 31, 1998, Mr. Schulman is entitled to receive minimum annual base compensation of $335,700. In addition, Mr. Schulman must receive incentive compensation equal 90% of the incentive compensation paid to Ms. Manzke in any year.

(b) A portion of the bonuses for Ms. Manzke and Mr. Schulman which accrued in 1996 were actually paid in 1997. These amounts were $75,000 and $67,500, respectively.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

Presented below is information with respect to unexercised stock options to purchase the Company's Class B Common Stock held by each Named Officer as of December 31, 1997.

                                                             (Number of
                                                              Securities       Value of
                                                              Underlying       Unexercised In-
                                                              Unexercised      the-Money Options
                                                              Options at       at December 31,
                                                              December 31,     1997($)
                                                              1997 (#)

                           Shares Acquired on      Value      Exercisable/     Exercisable/
Name                       Exercise (#)          Realized     Unexercisable    Unexercisable
------------------------------------------------------------------------------------------------
Sandra L. Manzke                   -                 -          8,750/26,250    $8,750/$26,250

Robert I. Schulman                 -                 -         281,250/18,750  $831,250/$18,750

Bruce D. Ruehl                     -                 -          2,500/7,500     $2,500/$7,500

Stephen T. Clayton                 -                 -          12,500/7,500    $30,000/$7,500

Suzanne S. Hammond                 -                 -               -                -


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

Employment Contracts, Termination of Employment and Change in Control Arrangements.

         The Company and Sandra L. Manzke, the Company's Chairman of the Board and Chief Executive Officer, entered into an amended employment agreement pursuant to which Ms. Manzke is entitled to a minimum base salary of $373,000 per annum. She is also entitled to a bonus as determined by the Board of Directors. Ms. Manzke's employment may be terminated due to illness, disability or other incapacity such that she is unable to perform her duties for a period of ninety (90) consecutive days. If her employment is so terminated, she will be entitled to receive her base salary and accrued bonus until December 31, 1998. In the event of her death, her right to compensation will cease.

         In the event of the termination of Ms. Manzke's employment for any reason, including death, the Company shall have the option, provided it is exercised within ninety (90) days, to reacquire all of Ms. Manzke's shares of capital stock in the Company for a price per share equal to the market value on the date of such termination. Ms. Manzke has agreed that she will not sell or dispose of her stock in the Company without first offering to sell the stock to the Company at a price per share equal to its then market value.

         Robert I. Schulman, the President and Chief Operating Officer of the Company, entered into an amendment, as of December 10, 1997, to his employment agreement. The amended agreement expires on December 31, 1998 and will be automatically renewed from year to year unless either party terminates it in a timely manner. Mr. Schulman is entitled to a minimum base salary of $335,700 plus a bonus as the Board of Directors may determine; provided, however, that in no event will Mr. Schulman's base salary in any year be less than 90% of the base salary payable to Ms. Manzke for such year and in no event will Mr. Schulman's bonus be less than 90% of the incentive compensation payable to Ms. Manzke in such year. If Mr. Schulman is disabled or his employment is terminated by the Company without cause or by him with cause, then he will be entitled to receive his base salary and accrued bonus until December 31, 1998. In the event his employment is terminated by the Company with cause or by him without cause, or in the event of his death, his right to compensation will cease upon the date of termination or death.

         Upon executing his employment agreement in 1994, Mr. Schulman was granted options to purchase 275,000 shares of the Company's Class B Common Stock at an exercise price of $1.75 per share, the then current fair market value of the Class B Common Stock. The options are fully vested and will expire on the anniversary of the grant date in 2001. In the event Mr. Schulman's employment is terminated for any reason, including the expiration of the employment agreement, any unvested options will lapse; vested but unexercised options will remain outstanding and exercisable under the original terms and conditions, subject to an option in favor of TPI to purchase all of Mr. Schulman's stock no later than seven days after the date of termination for a per share price equal to the best bid price on the date of termination and the purchase price for each option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of Common Stock on the date of termination less $1.75. Mr. Schulman has agreed that he will not dispose of the Class B Common Stock he acquires pursuant to the options or the unexercised options without first offering them to TPI for the per share price applicable in the case of the termination of his employment.

Class B Options

         During May and June 1997, options to purchase 20,000 shares and 125,000 shares, respectively, were granted to the directors and certain executive employees at $3.75 per share. At September 30, 1997, 13,334 options lapsed due to an employee's termination of employment. The remaining options have vested or will vest and become exercisable on the following schedule: 25 percent on the date of the grant, 25 percent on the first anniversary of the grant and 50 percent on the second anniversary of the grant. In the event a director or employee ceases to serve as such, the Company will have the option, exercisable no later than seven days after the date of termination of the relationship, to purchase all of the director's or employee's vested options. The purchase price for each share of Class B Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $3.75, or (ii) the amount of the best bid price for a share of Class B Common Stock on the date of such termination less $3.75.

         In December 1994, options to purchase 10,000 shares of Class B Common Stock were granted to an officer. These options are fully vested and will expire on December 15, 1999, the fifth anniversary of the date of grant. In the event the officer's employment is terminated, the Company will have the option, exercisable no later than seven days after the date of termination, to purchase all of the officer's stock and vested options. The purchase price for each share of Class B Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $2.00 or (ii) the amount of the best bid price for a share of Class B Common Stock on the date of such termination less $2.00.

         As of December 31, 1997, options to purchase 275,000 shares, 10,000 shares and 37,916 shares of Class B Common Stock for $1.75, $2.00 and $3.75, respectively, were exercisable by the Company's directors and executives.

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


Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors, and by such members and by the Company's officers as a group, as well as certain other beneficial owners as of March 6, 1998. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed. The following information has been furnished to the Company or is based on Schedules 13D, or any amendments thereto, received by the Company as filed with the Commission.


Name and Address of                        Number of
Beneficial Owner                         Shares Owned                                % of
                                  Class A            Class B             Class A             Class B


Sandra L. Manzke (1)              199,762              392,826                16%                14%
555 Theodore Fremd Avenue
Rye, New York

Robert I. Schulman(2)               1,964              353,501                 *                 11
555 Theodore Fremd Avenue
Rye, New York

John L. Keeley, Jr. (3)            81,590              331,546                 6                 12
401 South LaSalle Street
Chicago, Illinois

Alan Rhein (4)                        -                  6,250                 -                  *
405 Park Avenue
New York, New York

Jimmy L. Thomas (5)                   -                 42,500                 -                  2
1100 Wilson Boulevard
Arlington, VA  22234

Suzanne S. Hammond (6)                -                 23,832                 -                  *
555 Theodore Fremd Avenue
Rye, New York

Stephen T. Clayton (7)                759               28,667                 *                  1
555 Theodore Fremd Avenue
Rye, New York

Bruce D. Ruehl (8)                    201               98,870                 *                  4
555 Theodore Fremd Avenue
Rye, New York

Mario J. Gabelli (9)              569,039              196,695                44                  7
Gabelli Funds, Inc.
555 Theodore Fremd Avenue
Rye, New York

Lynch Corporation (10)                -                116,189                 -                  4
8 Sound Shore Drive
Greenwich, CT

MGL Investments Ltd. (11)             -                817,365                 -                 29
One Logan Square
Suite 1400
Philadelphia, PA

Directors and Officers
as a group:                       284,276            1,277,992                22                 44


*   Less than one percent.

(1) Includes 10,000 shares of Class A Common Stock held by the Tremont Advisers, Inc., 401(k) Savings Plan for the benefit of Ms. Manzke and 16,162 shares of Class A Common Stock which are registered in the names of Ms. Manzke's children, over which she possesses sole voting power and investment power with respect to such shares. The 392,826 shares of Class B Common Stock include 43,425 shares held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Ms. Manzke and 8,750 shares represent certain stock options granted to Ms. Manzke by the Company that have vested.

(2) The shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Schulman. Of the 353,501 shares of Class B Common Stock, 281,250 shares represent certain stock options granted to Mr. Schulman by the Company that have vested and 8,454 shares are held by the Tremont Advisers, inc. 401(k) Savings Plan for the benefit of Mr. Schulman.

(3) The 81,590 shares of Class A Common Stock are beneficially owned by Mr. Keeley. Of the 331,546 shares of Class B Common Stock reported, 262,500 shares reported are beneficially owned by Mr. Keeley and include 20,000 shares held in the name of his wife, 35,000 shares held by the KIC Profit Sharing Plan & Trust for the benefit of Mr. Keeley for which Mr. Keeley is Trustee, and 35,000 shares held by the KIC Pension Plan & Trust for the benefit of Ms. Keeley and for which Mr. Keeley is Trustee and 2,500 shares represent certain stock options granted to Mr. Keeley by the Company that have vested. Of the remaining 69,046 shares of Class B Common Stock, 65,712 shares are owned by Kamco Limited Partnership No. 1 ("KLP") and 3,334 shares held by JGJ Partnership of which Mr. Keeley is a partner. Mr. Keeley is the sole general partner of KLP, an investment partnership organized under the laws of Illinois. Mr. Keeley is deemed to have a beneficial ownership of securities owned beneficially by each of the foregoing entities.

(4) The 6,250 shares of Class B Common Stock represent certain stock options granted to Mr. Rhein by the Company that have vested.

(5) Of the 42,500 shares of Class B Common Stock beneficially owned by Mr. Thomas, 2,500 shares represent certain stock options granted to Mr. Thomas by the Company that have vested.

(6) Of the 23,832 shares of Class B Common Stock beneficially owned by Ms. Hammond, 1,500 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Ms. Hammond.

(7) The 759 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton. Of the 28,667 shares of Class B Common Stock, 12,500 shares represent certain stock options granted to Mr. Clayton by the Company that have vested, 3,666 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton and
3,500 shares are held in the name of his wife, for which Mr. Clayton specifically disclaims beneficial ownership.

(8) The 201 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl. Of the 98,870 shares of Class B Common Stock, 1,370 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl and 2,500 shares represent certain stock options granted to Mr. Ruehl by the Company that have vested.

(9) Includes 325,385 shares of Class A Common Stock and 2,267 shares of Class B Common Stock owned by family trusts or partnerships over which Mr. Gabelli has sole voting power and investment power. Does not include shares listed elsewhere in this table which are held by Lynch Corporation ("Lynch"), of which Mr.
Gabelli specifically disclaims beneficial ownership. Mr. Gabelli is the principal shareholder, as well as the Chairman of the Board and Chief Executive Officer, of Gabelli Funds, Inc. ("GFI"), a registered investment adviser under the Investment Advisers Act of 1940, as amended and the ultimate parent company for a variety of operating companies engaged in various aspects of the securities business, including GAMCO Investors, Inc. ("GAMCO"), a wholly-owned subsidiary of GFI and a registered investment adviser; Gabelli Securities, Inc. ("GSI"), a majority-owned subsidiary of GFI; and Gabelli & Company, Inc.
("Gabelli & Company"), a wholly-owned subsidiary of GSI and a registered broker-dealer. Mr. Gabelli is also Chairman of the Board and Chief Executive Officer of GAMCO and a registered representative of Gabelli & Company. GFI, GAMCO, GSI and Gabelli & Company are herein referred to as "affiliates" of Mr. Gabelli. Acting in these capacities, Mr. Gabelli has the authority for making voting and investment decisions on behalf of the affiliates and, therefore, may be deemed to be the beneficial owner of shares of the Company owned by or held in accounts of such affiliates. Of the remaining 243,654 shares of Class A Common Stock owned by Mr. Gabelli and affiliates of Gabelli, 42,000 shares are held by Gabelli Securities, Inc. and 105,500 shares are held by GFI, each of which has the sole voting power and sole investment power for their clients with respect to these securities.

(10) Mr. Gabelli is Chairman of the Board and Chief Executive Officer of Lynch, and he and his affiliates and their clients are principal shareholders of Lynch. Mr. Gabelli may be deemed to be a beneficial owner of the shares of the Company owned by Lynch by virtue of his and certain affiliated parties' beneficial ownership of 336,250 shares, or 24.4%, of the common stock of Lynch. Mr. Gabelli, however, specifically disclaims beneficial ownership of all of the shares of the Company's Common Stock held by Lynch.

(11) In July 1997, Mutual Risk Management ("MRM"), an international risk management company, indirectly acquired an equity interest in the Company. In July 1997, MGL Investments Ltd. ("MGL"), a wholly-owned subsidiary of MRM, purchased 615,000 shares of outstanding Class B Common Stock at a price of $3.75 per share pursuant to a tender offer. In addition, the Company simultaneously sold MGL 202,365 shares of Class B Common Stock at a price of $3.75 per share. As a result of these transactions, MRM indirectly owns, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

Item 12.    Certain Relationships and Related Transactions.

Class B Common Stock Sale

         In July 1997, MRM indirectly acquired an equity interest in the Company. In June 1997, MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, the Company sold to MGL 202,365 shares of Class B Common Stock at a price of $3.75 per share. As a result of these transactions, MRM indirectly owns, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

Class B Options

         During May and June 1997, options to purchase 20,000 shares and 145,000 shares, respectively, of Class B Common Stock were granted to the directors and certain executive employees at $3.75 per share. At September 30, 1997, 13,334 options lapsed due to an employee's termination of employment. The remaining options have vested or will vest and become exercisable on the following schedule: 25 percent on the date of the grant, 25 percent on the first anniversary of the grant and 50 percent on the second anniversary of the grant. In the event a director or employee ceases to serve as such, the Company will have the option, exercisable no later than seven days after the date of termination of the relationship, to purchase all of the director's or employee's vested options. The purchase price for each share of Class B Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $3.75, or (ii) the amount of the best bid price for a share of Class B Common Stock on the date of such termination less $3.75.

         In December 1994, an option to purchase 40,000 shares of Class B Common Stock was granted to Jimmy L. Thomas, a director of the Company. In December
1996, Mr. Thomas exercised the option and purchased 40,000 shares of the Company's Class B Common Stock at $2.00 per share, the then fair market value.

Joint Venture Investments

         Tremont International Insurance, Ltd. ("TIIL"), is a Cayman Island corporation that offers certain deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. TIIL had been a joint venture between TBL and AngloDutch. Effective July 1, 1997, Mutual Risk Management ("MRM"), an international risk management company, purchased 51% of TIIL's issued share capital. Simultaneously, TBL sold 0.4% of TIIL's issued share capital to Anglo-Dutch. As a result of these transactions, TBL's interest has been reduced to 24.5% of TIIL's issued share capital. TBL, MRM and Anglo-Dutch formed Tremont MRM Services Limited ("TMRM"), a Bermuda company to provide product development, marketing and administrative services to TIIL. TBL owns a 40% interest in TMRM.

Partnership Contributions

         TPI, in its capacity as a co-general partner of the Meridian Horizon Fund, L.P., made an additional contribution of $135,000 to the partnership's capital, effective January 1, 1997.

         TPI is a limited, as well as general, partner of The Broad Market Fund, L.P. Upon becoming a limited partner, TPI made a contribution of $550,000 to the partnership's capital effective August 1, 1997. On November 30, 1997, TPI, as a limited partner, received a distribution of $550,000 from the partnership.

Selection of Investment Advisers

         As part of its services rendered, and in its capacity as investment consultant to various clients, the Company monitors and evaluates the performance of investment managers for clients based on a criteria of matching the objectives of the clients with the investment characteristics of an investment manager. Based on such monitoring and evaluation, the Company will either recommend the selection, continuation or termination of an investment manager to the Company's clients. The final decision is made by the client. In certain instances, clients have requested that affiliates of the Company act as investment manager. GAMCO, an affiliate of Mario J. Gabelli, was selected to be one of the investment managers, along with others, to one of the Company's consulting clients upon the recommendation of TPI or TBL. Such recommendation was made based on an evaluation of all relevant factors by TPI or TBL. In addition, TBL was retained as the investment advisor of the Global Advisors Portfolio, N.V. and an investment by this fund has been made in Gabelli International II, a fund operated by an affiliate of the Company. In accordance with the terms of this fund, no affiliate of TPI or TBL can manage more than 15% of the assets of this fund. In accordance with the investment management agreement dated February 22, 1993 by and between the Global Advisors Portfolio N.V. and TBL, TBL was terminated as of the close of business on November 15, 1996. TBL does not anticipate receiving further fees from this fund.

         In the future, the Company may enter into transactions with its directors, officers, stockholders of 5% of its Common Stock or affiliates of Lynch or Mr. Gabelli, but will do so only if the terms of such transactions are no less favorable to the Company than could be obtained by the Company from unaffiliated third parties.

Payment from Officer

         Ms. Manzke will pay $200,000 to the Company. Ms. Manzke has advised the Company that she had provided consulting services for a fee to a principal of an investment fund for which a subsidiary of the Company currently performs services. Ms. Manzke believes that her services were not within the scope either of her employment or the Company's business activities, but has advised the Company that she will no longer render individual or independent services to such principal.

Item 13.    Exhibits, List and Reports on Form 8-K.


            (a)   Documents filed as part of this report:

         1. The following consolidated financial statements of the Company are included in Item 7:

Year Ended December 31, 1997

         Report of Independent Auditors
         Consolidated   Balance   Sheets  as  of  December  31,  1997  and  1996
         Consolidated Statements of Income for the years ended
          December 31, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended
          December 31, 1997 and 1996
         Notes to Consolidated Financial Statements

  Exhibit No.

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

          10.35 Amended Employment Agreement dated as of December 15, 1995, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 12, 1997).

          10.36 Amended Employment Agreement dated as of December 13, 1996, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 12, 1997).

          10.37 Amended Employment Agreement dated as of December 13, 1996, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 12, 1997).

          10.38 Amendment, dated December 13, 1996, to Lease between First Properties of Bermuda Ltd. and Tremont ("Bermuda") Limited dated February 23, 1994.

          10.39 Lease between Gateside - Rye Company and the Company dated April 18, 1997.

          10.40 Stock Option Agreement dated May 15, 1997 between the Company and Stephen T. Clayton.

          10.41 Stock Option Agreement dated May 15, 1997 between the Company and Bruce D. Ruehl.

          10.42 Master Agreement dated as of June 5, 1997 among the Company, Tremont Bermuda Limited, Tremont International Insurance Ltd., Mutual Risk Management (Holdings) Ltd., MGL Investments Ltd., Hemisphere Management Limited and The Anglo-Dutch Insurance Company Limited.

          10.43 Stock Purchase Agreement dated as of June 5, 1997 between the Company and MGL Investments Ltd.

          10.44 Stock Option Agreement dated June 12, 1997 between the Company and Sandra L. Manzke.

          10.45 Stock Option Agreement dated June 12, 1997 between the Company and Robert I.Schulman.

          10.46 Stock Option Agreement dated June 12, 1997 between the Company and John L.Keeley, Jr.

          10.47 Stock Option Agreement dated June 12, 1997 between the Company and Alan A. Rhein.

          10.48 Stock Option Agreement dated June 12, 1997 between the Company and Jimmy L. Thomas.

          10.49 Stock Purchase Agreement dated as of July 1, 1997 between Tremont MRM Services Limited and Mutual Risk Management (Holdings) Ltd.

          10.50 Shareholders' Agreement dated as of July 1, 1997 among Tremont MRM Services Limited, Tremont (Bermuda) Limited, The Anglo-Dutch Insurance Company Limited and Mutual Risk Management (Holdings) Ltd.

          10.51 Amendment to Employment Agreement dated as of December 10, 1997, between the Company and Sandra L. Manzke.

          10.52 Amendment to Employment Agreement dated as of December 10, 1997, between the Company and Robert I. Schulman.

           21.1 Subsidiaries of the Company (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 28, 1996).

           23.1   Consent of Ernst & Young LLP, independent auditors.

           23.2 Consent of Goldstein Golub Kessler & Company,P.C., independent auditors.

           99.1 Press Release dated January 5, 1993 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 12, 1993).

           99.3 Press Release dated January 18, 1994 (incorporated herein by reference to the Company's Form 8-K filed with the Commission on January 18, 1994).

           99.4   Press Release dated June 5, 1997.

           99.5   Press Release dated August 11, 1997.

                    (b)       Reports on Form 8-K.

                              None.

                                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TREMONT ADVISERS, INC.
                                                   (Registrant)
                                              By /s/ Stephen T. Clayton
                                                  Stephen T. Clayton
                                                  Chief Financial Officer

Dated: March 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                Title                                                    Date

/s/ Sandra L. Manzke                     Chairman of the Board and                           March 18, 1998
--------------------
Sandra L. Manzke                         Chief Executive Officer



/s/ Robert I. Schulman                   President; Chief Operating                          March 18, 1998
----------------------
Robert I. Schulman                       Officer and Director



/s/ John L. Keeley, Jr.                  Director                                            March 18, 1998
-----------------------
John L. Keeley, Jr.



/s/ Alan A. Rhein                        Director                                            March 18, 1998
-----------------
Alan A. Rhein



/s/ Jimmy L. Thomas                      Director                                            March 18, 1998
-------------------
Jimmy L. Thomas



/s/ Suzanne S. Hammond                   Secretary & Treasurer                               March 18, 1998
----------------------
Suzanne S. Hammond



/s/ Stephen T. Clayton                   Chief Financial Officer                             March 18, 1998
----------------------
Stephen T. Clayton



                                                   EXHIBIT INDEX
=========================================================================================================
                                                                                              Page No.
---------------------------------------------------------------------------------------------------------
   3.1                      Restated Certificate of Incorporation of the Company (incorporated   ___
                                  herein by reference to the Company's Form S-1 filed with the
                                           Commission on December 16, 1991).
---------------------------------------------------------------------------------------------------------
   3.2                         By-Laws of the Company (incorporated herein by reference to the   ___
                            Company's Form S-1 filed with the Commission on December 16, 1991).
---------------------------------------------------------------------------------------------------------
   3.3                     Amendment to the Certificate of Incorporation of the Company, dated   ___
                          December 23, 1993 (incorporated herein by reference to the Company's
                                       Form 10-K  filed with the  Commission  on March 29, 1994).
---------------------------------------------------------------------------------------------------------
   4.1                             Specimen representing the Rights Certificate of the Company   ___
                        (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).
---------------------------------------------------------------------------------------------------------
   4.2                     Specimen representing the Class A Common Stock, $0.01 par value, of   ___
                           the Company (incorporated herein by reference to the Company's Form
                               S-1 filed with the Commission on December 16, 1991).
---------------------------------------------------------------------------------------------------------
   10.5                      Investment Management Agreement dated September 20, 1990, between   ___
                          American Masters Fund (Cayman) Limited (referenced in the Prospectus as "The Ultima Funds Limited") and Tremont
                        (Bermuda) Limited (incorporated herein by reference to
                        the Company's Form S-1 filed with the Commission on December 16, 1991).
---------------------------------------------------------------------------------------------------------
   10.9                         Consulting Services Agreement dated as of May 1, 1991, between   ___
                               Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with Commission on December 16, 1991).
---------------------------------------------------------------------------------------------------------
  10.17                          Consulting Agreements between Leon Meyers and each of Tremont   ___
                     Partners, Inc. and Tremont (Bermuda) Limited (incorporated herein by the
                          Company's Form 8-K filed with the Commission on January 12, 1993).
---------------------------------------------------------------------------------------------------------
  10.22                       Letter Agreement dated October 25, 1993, between the Company and   ___
                           Sandra L. Manzke (incorporated herein by reference to the Company's
                                       Form 10-K  filed with the  Commission  on March 29, 1994).
---------------------------------------------------------------------------------------------------------
  10.27                    Lease between First Properties of Bermuda Ltd and Tremont (Bermuda)   ___
                         Limited, dated February 23, 1994 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).







---------------------------------------------------------------------------------------------------------
  10.29                    Consulting Services Agreement between Omega Overseas Partners, Ltd.   ___
                               and Tremont (Bermuda) Limited dated April 1, 1994 (incorporated herein by  reference to the Company's Form 10-K  filed with the
                                 Commission on March 29, 1994).
---------------------------------------------------------------------------------------------------------
  10.30                      Employment Agreement dated April 22, 1994 between the Company and   ___
                         Robert I. Schulman (incorporated herein by reference to the Company's
                                         Form 10-Q filed with the  Commission on May 12, 1994).
---------------------------------------------------------------------------------------------------------
  10.31                    Stock Option Agreement dated April 22, 1994 between the Company and   ___
                         Robert I. Schulman (incorporated herein by reference to the Company's
                                         Form 10-Q filed with the  Commission on May 12, 1994).
---------------------------------------------------------------------------------------------------------
  10.33                             Stock Option Agreement dated December 15, 1994 between the   ___
                           Company and Stephen T. Clayton (incorporated herein by reference to the Company's Registration Statement No. 33-89966 on Form S-1 and
                              Post-Effective Amendment No. 1 to Registration Statement No. 33-
                                81438 on Form S-1 filed with the  Commission  on March 3, 1995).
---------------------------------------------------------------------------------------------------------
  10.34                              Employment Agreement dated September 25, 1995 between the   ___
                         Company and Sandra L. Manzke (incorporated herein by reference to the
                                 Company's Form 10-Q filed with the Commission on November 13, 1995).

---------------------------------------------------------------------------------------------------------
  10.35                            Amended Employment Agreement dated as of December 15, 1995,   ___
                            between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 12,1997).
---------------------------------------------------------------------------------------------------------
  10.36                            Amended Employment Agreement dated as of December 13, 1996,   ___
                              between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 12, 1997).
---------------------------------------------------------------------------------------------------------
  10.37                            Amended Employment Agreement dated as of December 13, 1996,   ___
                            between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 12, 1997).
---------------------------------------------------------------------------------------------------------
  10.38                             Amendment, dated December 13, 1996, to Lease between First    61
                                Properties of Bermuda Ltd. and Tremont (Bermuda) Limited dated
                                 February 23, 1994.
---------------------------------------------------------------------------------------------------------
  10.39                      Lease between Gateside-Rye Company and the Company dated April 1,    62
                                                                                         1997.
---------------------------------------------------------------------------------------------------------
  10.40                      Stock Option Agreement dated May 15, 1997 between the Company and    63
                                            Stephen T. Clayton.








---------------------------------------------------------------------------------------------------------
  10.41                      Stock Option Agreement dated May 15, 1997 between the Company and    66
                                                                               Bruce D. Ruehl.
---------------------------------------------------------------------------------------------------------
  10.42                           Master Agreement dated as of June 5, 1997 among the Company,    69
                                Tremont Bermuda Limited, Tremont International Insurance Ltd.,
                                 Mutual Risk Management (Holdings) Ltd., MGL Investments Ltd.,
                                   Hemisphere Management Limited and The Anglo-Dutch Insurance
                                                                              Company Limited.
---------------------------------------------------------------------------------------------------------
  10.43                          Stock Purchase Agreement dated as of June 5, 1997 between the    70
                                                              Company and MGL Investments Ltd.
---------------------------------------------------------------------------------------------------------
  10.44                     Stock Option Agreement dated June 12, 1997 between the Company and   105
                                                                             Sandra L. Manzke.
---------------------------------------------------------------------------------------------------------
  10.45                     Stock Option Agreement dated June 12, 1997 between the Company and   108
                                                                           Robert I. Schulman.
---------------------------------------------------------------------------------------------------------
  10.46                     Stock Option Agreement dated June 12, 1997 between the Company and   111
                                                                           John L. Keeley, Jr.
---------------------------------------------------------------------------------------------------------
  10.47                     Stock Option Agreement dated June 12, 1997 between the Company and   114
                                                                                Alan A. Rhein.
---------------------------------------------------------------------------------------------------------
  10.48                     Stock Option Agreement dated June 12, 1997 between the Company and   117
                                                                              Jimmy L. Thomas.
---------------------------------------------------------------------------------------------------------
  10.49                      Stock Purchase Agreement dated as of July 1, 1997 between Tremont   120
                               MRM Services Limited and Mutual Risk Management (Holdings) Ltd.
---------------------------------------------------------------------------------------------------------
  10.50                     Shareholders' Agreement dated as of July 1, 1997 among Tremont MRM   144
                                  Services Limited, Tremont (Bermuda) Limited, The Anglo-Dutch
                               Insurance Company Limited and Mutual Risk Management (Holdings)
                                                                                          Ltd.
---------------------------------------------------------------------------------------------------------
  10.51                       Amendment to Employment Agreement dated as of December 10, 1997,   167
                                                     between the Company and Sandra L. Manzke.
---------------------------------------------------------------------------------------------------------
  10.52                       Amendment to Employment Agreement dated as of December 10, 1997,   168
                                                   between the Company and Robert I. Schulman.
---------------------------------------------------------------------------------------------------------
   21.1                   Subsidiaries of the Company (incorporated herein by reference to the   ___
                             Company's Form 10-K filed with the Commission on March 28, 1996).
---------------------------------------------------------------------------------------------------------
   23.1                                    Consent of Ernst & Young LLP, independent auditors.   169
---------------------------------------------------------------------------------------------------------
   23.2                        Consent of Goldstein Golub Kessler & Company, P.C., independent   170
                                                                                     auditors.







---------------------------------------------------------------------------------------------------------
   99.1               Press Release dated January 5, 1993 (incorporated herein by reference to   ___
                               the Company's Form 8-K filed with the Commission on January 12,
                                                                                        1993).
---------------------------------------------------------------------------------------------------------
   99.3                 Press Release dated January 18, 1994 (incorporated herein by reference   ___
                            to the Company's Form 8-K filed with the Commission on January 18,
                                                                                        1994).
---------------------------------------------------------------------------------------------------------
   99.4                                                      Press Release dated June 5, 1997.   171
---------------------------------------------------------------------------------------------------------
   99.5                                                   Press Release dated August 11, 1997.   172
=========================================================================================================


                                                        60

Exhibit 10.38
                                             13th December, 1996


Mr. Yohann Wong, President
Tremont (Bermuda) Limited
Tremont House, 4 Park Road
Hamilton 11



Dear Johann,

                    Lease of Tremont House


     Thank you for you letter of 26th November, 1996. As per the original lease effective 1st March, 1994 under Article 11. of same we are prepared to renew the lease for a further three years effective 1st March, 1997, at an annual rent of $66,000. We will consider further renewal 90 days before expiry, which will depend on BELCO needs and the market value. Other terms and conditions will remain the same with the exception that effective 1st March, 1997 Castle Realty Ltd. (formerly First Properties of Bermuda) will no longer be the agent and you will be dealing directly with ourselves.

     Please sign the attached letter signifying your agreement to these terms and conditions.

     With kind regards,




                                        /s/ Keith B. Spurling
                                        K.B. Spurling
                                        Sr. Manger, Finance & Administration
KBS:mjaf
encl.


Agreed  /s/ Johann Wong
        Johann Wong, President
        TREMONT (BERMUDA) LTD.

Exhibit 10.39

     Lease, dated as of April 1, 1997, between Gateside-Rye Company, as landlord, and Tremont Advisers, Inc., as tenant, is for office space of 8,222 square feet located on the second floor of 555 Theodore Fremd Road, Rye, New York, in the building known as Building "C", a part of the International Corporate Center, as more particularly described on Exhibit A to the Lease. The Lease has a term of five years commencing on September 1, 1997 and ending on August 31, 2002, unless sooner terminated in accordance with the provisions of the Lease, and provides for monthly fixed rental payments of $17,129.17.

Exhibit 10.40

                             STOCK OPTION AGREEMENT

STOCK OPTION AGREEMENT (the "Agreement") dated as of the 15th day of May, 1997, by and between STEPHEN T. CLAYTON, an individual residing at 65 Raemont Road, Granite Springs, New York 10527 ( the "Executive"); and TREMONT ADVISERS, INC. ("Tremont"), a Delaware Corporation having its principal executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York.

                                   WITNESSETH:

WHEREAS, the Executive is an officer of Tremont; and

WHEREAS, Tremont has decided to grant the Executive options to purchase up to 10,000 shares of Tremont Class B common stock ("Class B Common Stock"), par value $0.01 at an exercise price of $3.75 per share.

NOW, THEREFORE, in consideration of the premises and the covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties hereto hereby agree as follows:

         1. OPTION GRANT. Tremont hereby grants to Executive an option ("the Option") to acquire up to 10,000 shares of Class B Common Stock (Collectively, the "Option Shares") at an exercise price of $3.75 per share ("Exercise Price").

         2. EXERCISE PERIOD. The Options will expire on the fifth (5th) anniversary of the grant date (being May 15, 2002). The Options shall vest and become exercisable on the following schedule: 2,500 shares as of the date of this agreement, 2,500 shares on the 1st anniversary of the execution of this agreement being May 15, 1998 and 5,000 on the 2nd anniversary of this agreement. (collectively, the "Exercise Period").

In the event of the termination of the Executive, for any reason, whether by the Company or by the Executive, or upon the expiration of this Agreement, any options that have not vested will lapse.

In the event that at any time the Executive shall desire to sell, assign or transfer all or any part of his vested Options or shares of Stock, he shall first offer such Options or shares of Stock (the "Offered Options" and the "Offered Stock," respectively) to Tremont by written notice, specifying the number of Offered Options and/or the number of shares of Offered Stock. The purchase price for each share of Offered Stock Shall be equal to the best bid price thereof on the date of the Executive's offer notice to Tremont. The purchase price for an Offered Option shall be an amount equal to the greater of
(x) $3.75, or (y) the amount of the best bid price for a share of Stock on the date of the Executive's offer notice to Tremont less $3.75. Tremont shall have the option, exercisable no later than 7 days after receipt of such notice to purchase the Offered Options and/or the Offered Stock, as the case may be.

         3. METHOD OF EXERCISE. The Options, after vesting, may be exercised during the Exercise Period in whole or in part by giving written notice to Tremont specifying the number of Option Shares to be purchased. The notice must be directed to Tremont at Tremont's Corporate address, which currently is the address set forth in Section 8 below. The date of exercise is the date on which such notice is received by Tremont. Such notice must be accompanied by payment to Tremont in full for the Option Shares to be purchased upon such exercise. Payment may be made in cash, certified check or bank guaranteed check.

         4. DELIVERY OF SHARES. Promptly after payment for the Option Shares referred to in Section 3, Tremont shall deliver to Executive a certificate representing the Option Shares so purchased. In the event that any exercise of the Options shall be for less than the total amount of the then vested Options, the remaining vested Options, shall remain exercisable during the term hereof.

         5. TRANSFERABILITY. The Executive shall at no time sell, assign, or transfer all or any part of the Options granted to him pursuant to this Agreement except in accordance with giving notice to the Company and in accordance with federal and state securities laws.

         6. ADJUSTMENTS FOR CHANGES IN CAPITALIZATION OF THE COMPANY. In the event of any change in the outstanding shares of the Class B Common Stock of Tremont by reason of reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of Tremont or in the shares of the Class B Common Stock, the number of shares covered by the Options and the Exercise Price shall be appropriately adjusted.

         7. FURTHER ASSURANCES. Each of the parties hereto agrees from and after the date hereof that each of them shall from time to time, at the request of the other party and without further consideration, do, execute and deliver, or cause to be done, executed and delivered, all such further acts, things and instruments as may be reasonably required to more effectively evidence and give effect to the provisions and the intent and purposes of this Agreement.

         8. NOTICES. Any notices or other communications given hereunder shall be in writing, and shall be delivered to the parties at the addresses set forth below (or to such other party or entity or address as either party may specify by due notice to the other party). Notices or other communications given by certified mail, return receipt requested, postage prepaid, shall be deemed given three days after the date of mailing. Notice or other communications sent in any other manner shall be deemed given only when actually received:

         (a)      If to Executive:

                  Stephen T. Clayton
                  65 Raemont Road
                  Granite Springs, New York  10527

         (b)      If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580-1430
                  Attention:  President

         9. SOLE AGREEMENT OF PARTIES. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings among the parties hereto, and there are no other covenants, promises, agreements, conditions or understandings, whether oral or written, among the parties hereto in connection with the transaction contemplated by this Agreement. This Agreement may only be amended by a written instrument executed by the parties hereto.

         10. PARTIES IN INTEREST, ASSIGNMENT. This Agreement shall inure to the benefit of and be binding upon Executive and Tremont and their respective successors and assigns; and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

         11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

         12. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13. PUBLIC DISCLOSURE. The parties agreed that no publicity release, public announcement or governmental filings of this Agreement or the transaction contemplated hereby shall be made by any of the parties without the consent of the others, except as may be required by law, regulation or order to which any such party may be subject.

         14. REPRESENTATION. Each party hereby represents and warrants to the other that each has read the above provisions and that each has had a sufficient opportunity to discuss the term and conditions of this Agreement thoroughly with each party's respective advisors prior to signing below. Further, in signing this Agreement, each party has not relied on or been induced to execute this Agreement by any statements, representations, agreements, or promises, oral or written, other than expressly written above in this Agreement.

         in witness whereof, this Agreement has been executed and delivered by the parties hereto as of the date first above written.



By: /s/ Stephen T. Clayton
Stephen T. Clayton



TREMONT ADVISERS, INC.


By: /s/ Robert Schulman
Robert Schulman
President

Exhibit 10.41

                             STOCK OPTION AGREEMENT

STOCK OPTION AGREEMENT (the "Agreement") dated as of the 15th day of May, 1997, by and between BRUCE D. RUEHL, an individual residing at 2 Silver Birch Lane, Ridgefield, Connecticut 06877 ( the "Executive"); and TREMONT ADVISERS, INC. ("Tremont"), a Delaware Corporation having its principal executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York.

                                   WITNESSETH:

WHEREAS, the Executive is an officer of Tremont; and

WHEREAS, Tremont has decided to grant the Executive options to purchase up to 10,000 shares of Tremont Class B common stock ("Class B Common Stock"), par value $0.01 at an exercise price of $3.75 per share.

NOW, THEREFORE, in consideration of the premises and the covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties hereto hereby agree as follows:

         1. OPTION GRANT. Tremont hereby grants to Executive an option ("the Option") to acquire up to 10,000 shares of Class B Common Stock (Collectively, the "Option Shares") at an exercise price of $3.75 per share ("Exercise Price").

         2. EXERCISE PERIOD. The Options will expire on the fifth (5th) anniversary of the grant date (being May 15, 2002). The Options shall vest and become exercisable on the following schedule: 2,500 shares as of the date of this agreement, 2,500 shares on the 1st anniversary of the execution of this agreement being May 15, 1998 and 5,000 on the 2nd anniversary of this agreement. (collectively, the "Exercise Period").

In the event of the termination of the Executive, for any reason, whether by the Company or by the Executive, or upon the expiration of this Agreement, any options that have not vested will lapse.

In the event that at any time the Executive shall desire to sell, assign or transfer all or any part of his vested Options or shares of Stock, he shall first offer such Options or shares of Stock (the "Offered Options" and the "Offered Stock," respectively) to Tremont by written notice, specifying the number of Offered Options and/or the number of shares of Offered Stock. The purchase price for each share of Offered Stock Shall be equal to the best bid price thereof on the date of the Executive's offer notice to Tremont. The purchase price for an Offered Option shall be an amount equal to the greater of
(x) $3.75, or (y) the amount of the best bid price for a share of Stock on the date of the Executive's offer notice to Tremont less $3.75. Tremont shall have the option, exercisable no later than 7 days after receipt of such notice to purchase the Offered Options and/or the Offered Stock, as the case may be.

         3. METHOD OF EXERCISE. The Options, after vesting, may be exercised during the Exercise Period in whole or in part by giving written notice to Tremont specifying the number of Option Shares to be purchased. The notice must be directed to Tremont at Tremont's Corporate address, which currently is the address set forth in Section 8 below. The date of exercise is the date on which such notice is received by Tremont. Such notice must be accompanied by payment to Tremont in full for the Option Shares to be purchased upon such exercise. Payment may be made in cash, certified check or bank guaranteed check.

         4. DELIVERY OF SHARES. Promptly after payment for the Option Shares referred to in Section 3, Tremont shall deliver to Executive a certificate representing the Option Shares so purchased. In the event that any exercise of the Options shall be for less than the total amount of the then vested Options, the remaining vested Options, shall remain exercisable during the term hereof.

         5. TRANSFERABILITY. The Executive shall at no time sell, assign, or transfer all or any part of the Options granted to him pursuant to this Agreement except in accordance with giving notice to the Company and in accordance with federal and state securities laws.

         6. ADJUSTMENTS FOR CHANGES IN CAPITALIZATION OF THE COMPANY. In the event of any change in the outstanding shares of the Class B Common Stock of Tremont by reason of reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of Tremont or in the shares of the Class B Common Stock, the number of shares covered by the Options and the Exercise Price shall be appropriately adjusted.

         7. FURTHER ASSURANCES. Each of the parties hereto agrees from and after the date hereof that each of them shall from time to time, at the request of the other party and without further consideration, do, execute and deliver, or cause to be done, executed and delivered, all such further acts, things and instruments as may be reasonably required to more effectively evidence and give effect to the provisions and the intent and purposes of this Agreement.

         8. NOTICES. Any notices or other communications given hereunder shall be in writing, and shall be delivered to the parties at the addresses set forth below (or to such other party or entity or address as either party may specify by due notice to the other party). Notices or other communications given by certified mail, return receipt requested, postage prepaid, shall be deemed given three days after the date of mailing. Notice or other communications sent in any other manner shall be deemed given only when actually received:

         (a)      If to Executive:

                  Bruce D. Ruehl
                  2 Silver Birch Lane
                  Ridgefield, Connecticut  06877

         (b)      If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580-1430
                  Attention:  President

         9. SOLE AGREEMENT OF PARTIES. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings among the parties hereto, and there are no other covenants, promises, agreements, conditions or understandings, whether oral or written, among the parties hereto in connection with the transaction contemplated by this Agreement. This Agreement may only be amended by a written instrument executed by the parties hereto.

         10. PARTIES IN INTEREST, ASSIGNMENT. This Agreement shall inure to the benefit of and be binding upon Executive and Tremont and their respective successors and assigns; and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

         11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

         12. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13. PUBLIC DISCLOSURE. The parties agreed that no publicity release, public announcement or governmental filings of this Agreement or the transaction contemplated hereby shall be made by any of the parties without the consent of the others, except as may be required by law, regulation or order to which any such party may be subject.

         14. REPRESENTATION. Each party hereby represents and warrants to the other that each has read the above provisions and that each has had a sufficient opportunity to discuss the term and conditions of this Agreement thoroughly with each party's respective advisors prior to signing below. Further, in signing this Agreement, each party has not relied on or been induced to execute this Agreement by any statements, representations, agreements, or promises, oral or written, other than expressly written above in this Agreement.

         in witness whereof, this Agreement has been executed and delivered by the parties hereto as of the date first above written.



By: /s/ Bruce D. Ruehl
Bruce D. Ruehl


TREMONT ADVISERS, INC.


By: /s/ Robert Schulman
Robert Schulman
President

Exhibit 10.42

         MASTER AGREEMENT made this 5th day of June, 1997 among Tremont Advisers, Inc., a Delaware corporation, with offices at 555 Theodore Fremd Avenue, Rye, NY 10580 ("Tremont"), Tremont (Bermuda) Limited, an exempted Bermuda company ("TBL"), Tremont International Insurance Ltd., a Cayman Islands exempted limited company, with offices at Genesis Building, 2nd Floor, Georgetown, Grand Cayman, Cayman Islands, B.W.I. ("TIL"), Mutual Risk Management (Holdings) Ltd., a Bermuda corporation, with offices at 44 Church Street, Hamilton, HM HX Bermuda ("MRM"), MGL Investments Ltd., a Delaware corporation with offices at One Logan Square, Suite 1400, Philadelphia, Pennsylvania 19103 ("MGL"), Hemisphere Management Limited, a Bermuda company, with offices at Hemisphere House, 40 Church Street, Hamilton, Bermuda ("Hemisphere") and The Anglo-Dutch Insurance Company Limited, a Cayman Islands corporation, with offices at Genesis Building, 2nd Floor, Georgetown, Grand Cayman, Cayman Islands, B.W.I. ("AngloDutch").

                                   WITNESSETH:

         WHEREAS, the parties to this Agreement are entering into a series of transactions represented by a series of agreements, documents and instruments, and MGL intends to make a tender offer for certain shares of the common stock of Tremont;

         WHEREAS, it is intended that, except as otherwise provided, the various transactions are mutually contingent such that one shall not become effective unless all shall become effective;

         WHEREAS, MGL intends to commence the tender offer prior to the effectiveness of the various transactions;

         WHEREAS, Tremont and TBL are engaged in the business of providing consulting and specialized investment services to investment funds, investment managers and investors as well as the management and sponsoring of investment funds, both offshore (in the case of TBL) and onshore (in the case of Tremont);

         WHEREAS, TIL issues and sells certain insurance and annuity products utilizing offshore investment vehicles;

         WHEREAS, Anglo-Dutch designs and markets insurance and annuity products utilizing offshore investment vehicles;

         WHEREAS, MRM is engaged in the business of providing risk management services in the alternative insurance market as well as other insurance product and management services and MGL is an affiliate of MRM doing business in the United States;

         WHEREAS, Hemisphere is engaged in the business of providing management and administration services for offshore investment funds;

         NOW, THEREFORE, it is agreed as follows:

         1.       The Transactions.

                  The  various   transactions  (the   "Transactions")   and  the
principal agreements, documents and instruments (the "Agreements") entered into and to be entered into among the parties are as follows:

                  (a)      The Tender Offer

                           MGL intends to immediately make a tender offer for
shares of the Class B Common Stock of Tremont (the "Tender Offer"). MGL intends to acquire that number of shares which shall equal up to 15% of the total issued and outstanding shares of the Class A Common Stock and the Class B Common Stock, taken together, of Tremont. MGL has prepared, for dissemination to the Class B shareholders of Tremont, the following documents:

                           (x)    Letter of Transmittal; and

                           (y)    Offer Letter.

                           The principal terms of the Tender Offer are as follows:

                           (i)  The price per share tendered is $3.75 U.S;

                           (ii) The aggregate number of shares to be purchased is not less than 505,000 and not more than 615,000;

                           (iii) The time period for the Tender Offer shall be from June 6, 1997 through July 7, 1997; and

                           (iv) The Tender Offer shall be made pro-rata to all holders of the Class B Shares; if more than 615,000 shares shall be tendered, then MGL shall purchase 100% of the shares tendered by holders of 1,000 shares or less and a proportionate amount, on a pro-rata basis, of shares tendered by holders of more than 1,000 shares.

                  (b)      Acquisition of Tremont Shares

                           If the Tender Offer is successful, MGL intends to
purchase from Tremont, and Tremont intends to issue and sell to MGL, up to 340,000 shares of Tremont's Class B Common Stock (the "Tremont Share Purchase").

The principal Agreements to be entered into with respect to the Tremont Share Purchase shall include the following:

                           (i) Stock Purchase Agreement between Tremont and MGL.

                  (c)      Acquisition of TIL Shares

                  Anglo-Dutch intends to sell to MRM, and MRM intends to purchase from Anglo-Dutch, ordinary shares of TIL representing 51% of the issued and outstanding shares of TIL, for a purchase price equal to the book value of such shares (the "TIL Share Purchase"). In addition, MRM intends to purchase from TIL, and TIL intends to issue and sell to MRM 1,000 shares of TIL's newly-created preferred shares for U.S. $5,000,000 (the "TIL Preferred Purchase"). Simultaneously, MRM shall agree to perform certain administrative services for TIL at cost plus 15%. The principal Agreements to be entered into with respect to the TIL Share Purchase and the TIL Preferred Purchase shall include the following:

                           (i) Stock Purchase Agreement among TIL, Anglo-Dutch and MRM;


                           (ii) Amendment to TIL Memorandum of Association and Amendment to TIL Articles of Association;

                           (iii) Shareholders Agreement among TIL, AngloDutch, MRM and TBL; and

                           (iv) Services Agreement between TIL and MRM.

                  (d) Formation and Subscription for Shares of Tremont MRM Services Limited

                  Anglo-Dutch, TBL and MRM intend to form and own Tremont MRM Services Limited ("TMSL"), a Bermuda exempt company, which will perform certain services for TIL (the "TMSL Services Arrangement"). MRM will purchase, and TMSL will issue and sell to MRM, twenty percent (20%) of TMSL's ordinary shares (the "TMSL Share Purchase"). The principal Agreements to be entered into with respect to the TMSL Services Arrangement and the TMSL Share Purchase shall include the following:

                           (ii) Shareholders Agreement among TMSL AngloDutch, MRM and TBL; and

                           (iii) Services Agreement between TMSL and TIL.

                  (e)      Software License

                  In order to assist MRM in its account management activities, TBL, TIL and Anglo-Dutch will license certain computer systems to MRM, including the account management and reporting system, the insurance proposal system and word processing files for the production of contracts and private placement memoranda.

                           (i) Software License Agreement between Anglo-Dutch and MRM (the "License Agreement");

                  (f)      Mutual Cooperation and Non-competition

                  The parties have entered into the various provisions of this Agreement relating to cooperation and non-competition.

         2.       Effectiveness of Transactions

                  Each of the parties shall proceed expeditiously and in good faith to complete all of the Agreements in order to effectuate the Transactions. The Agreements may be executed at different times. Notwithstanding the prior execution of any of the Agreements, and notwithstanding the provisions of any of the Agreements, the effectiveness of the Transactions and the Agreements with respect to each of the Transactions shall be governed by the following provisions:

                  (a) The Tender Offer shall become effective in accordance with its terms and the Tremont Share Purchase shall only be effected upon the termination of the Tender Offer.

                  (b)      The following Transactions:

                           (i)              the TIL Share Purchase;

                           (ii)             the TIL Preferred Purchase;

                           (iii)            the TMSL Services Arrangement;

                           (iv)             the TMSL Share Purchase;

                           (v)              the Software License Agreement; and

                           (vi)             Cooperation and Non-Competition.

and each and all of the Agreements relating to each of the Transactions shall become effective simultaneously and none shall be effective unless all shall be effective. The effectiveness of each shall be a condition to the effectiveness of each other. In the event that any portion of any of the Transactions shall be required to be undertaken prior to such effectiveness, the parties shall take such steps as shall be necessary to revise or undo any such portion in the event that the effectiveness of all of them shall not occur on or before July 31, 1997 (the "Outside Date"). The parties may extend the Outside Date if all of the parties shall agree to such extension. If all of the Transactions shall not have become effective on or before the Outside Date, as it may be so extended, none of the Transactions shall be consummated.

         3.       Joint Marketing Agreement.

                  (a) Each of Tremont, TBL, MRM and Hemisphere, and their respective affiliates (for this purpose, an "Introducing Party") has access to various clients ("Proprietary Clients") who may be suitable for the proprietary investment funds or services which are sponsored by one of the other parties. For purposes of this Agreement, affiliates of any of the parties shall be included within the definition of such party within the meaning set forth in this Agreement. For purposes of this Agreement, "Investment Fund" shall mean an investment fund sponsored by any of the parties, whether publicly or privately offered, and whether offered in the United States or offshore.

                  (b) During the Term (as hereinafter defined), each Introducing Party shall use reasonable business efforts to market to its Proprietary Clients the Investment Funds and services sponsored by each of the other parties (for this purpose, a "Sponsor"), it being understood that no Introducing Party shall have any obligation to market an Investment Fund of a Sponsor which, in the opinion of the Introducing Party, is directly competitive with an Investment Fund sponsored by the Introducing Party.

                  (c)  The  specific   procedures   applicable  to  the  overall
agreements in this Section 3 are set forth in Sections 4 and 5 below.

         4.       Marketing Procedures.

                  The  following   procedures   shall  apply  to  the  marketing
arrangements referred to in Section 3 above.

                  (a) The Introducing Party will introduce the Sponsor to its Proprietary Clients (who shall then become "Prospective Clients" for the purposes of this Agreement).

                  (b) At the Sponsor's request, the Introducing Party, solely as an independent contractor and without any ability to bind the Sponsor, will assist the Sponsor in presentations to Prospective Clients, including attendance at meetings with clients, preparation of materials for presentation to Prospective Clients and follow-up to assist in the conclusion of arrangements with Prospective Clients.

         5. Standards of Conduct. In performing the services under this Agreement, the Introducing Party shall fully comply with each of the following requirements:

                  (a) The Introducing Party shall at all times comply fully with all of the provisions of any statute, rule, regulation or order pertaining to the activities of the Introducing Party.

                  (b) The Sponsor shall have the right, for any reason, to determine that the Introducing Party shall not pursue arrangements with any Prospective Client and, if the Sponsor shall make such determination, the Sponsor shall give notice to the Introducing Party of such determination. In such event, the Introducing Party shall undertake no further services with respect to such Prospective Client on the Sponsor's behalf. Notwithstanding anything to the contrary in this Section 6(b), if the reason for the Sponsor determining not to pursue arrangements with any Prospective Client is that the Sponsor presently has or has had a prior relationship with such Proposed Client, the Sponsor's notice shall so state and, in such event, the Introducing Party shall not receive any compensation with respect to such Prospective Client, whether or not the Sponsor shall receive any compensation with respect to such Prospective Client.

                  (c) The Introducing Party shall not, without the Sponsor's prior direction or approval, make any representation with respect to the Sponsor, oral or written, to any Prospective Client.

         6.       Exclusive Fund Administration.

                  (a) TBL presently administers certain Investment Funds for its own account and for others. With the exception of the Investment Funds presently administered by TBL, during the Term, Hemisphere will be the exclusive administrator for all Investment Funds "controlled" by TBL or MRM. For purposes of this Section, "control" shall mean the absolute power and right to designate service providers, such as administrators, and the power and right to enter into an agreement with such providers on behalf of the Investment Fund.

                  (b) During the Term, each of TBL and MRM will use its reasonable business efforts to have Hemisphere appointed as administrator on each Investment Fund with respect to which each of them has a marketing agreement or other business arrangement. Notwithstanding the foregoing, all parties understand that TBL does not "control" such Investment Funds and, therefore, TBL shall not be in breach of this agreement if any such Investment Fund does not so engage Hemisphere for any reason.

                  (c) No Investment Fund shall be required to enter into any arrangements with Hemisphere unless (i) the Administration Agreement proposed by Hemisphere shall be upon terms and conditions customary in the industry, (ii) the fees and other charges imposed by Hemisphere shall be competitive and equal to the lowest fees and charges charged by Hemisphere to similarly situated investment funds and (iii) Hemisphere shall be ready, willing and able to provide commercially competitive service in accordance with the highest industry standards.

                  (d) Neither TBL nor MRM will engage in the administration of any Investment Fund during the Term (except as provided in the first sentence of subparagraph (a)) unless Hemisphere shall fail to comply with the standards set forth in subparagraph (c) with respect to any Investment Fund.

                  (e) Where appropriate, TBL and Hemisphere will arrange for compensation to be payable to TBL for its directing of Investment Funds to Hemisphere under this Section 6.

         7.       Life and Annuity Products.

                  (a) MRM shall not solicit any hedge fund manager with respect to the marketing of an offshore insurance product similar to the insurance products being marketed by TIL and TMSL except through TMSL.

                  (b) In the event that a manager of a hedge fund shall contact MRM concerning the use of MRM Life or another subsidiary of MRM as the issuer of an offshore insurance product to be primarily marketed in conjunction with such hedge fund, MRM shall use its reasonable best efforts to direct that hedge fund manager to TMSL. In connection with such efforts, MRM shall direct such manager to representatives of TBL and/or Anglo-Dutch and shall assist the latter
companies  in  soliciting   such  manager  on  behalf  of  TIL  and  TMSL.   If,
notwithstanding such efforts by MRM, the hedge fund manager chooses not to utilize the services of TIL and TMSL, then MRM may, thereafter, offer the services of MRM Life to such manager. The products and services offered by MRM Life shall be offered at prices which shall not be lower than the lower of (i)
 .75% for variable annuity products and 1% annually of the cash value of the policy of the initial premium for variable life insurance products; or (ii) the prices at which comparable services are then being offered by TIL and TMSL, net of sales allowances and/or commissions, if any.

                  (c) Clients seeking offshore hedge fund type insurance products may be introduced from time to time to MRM by independent financial planners and similar organizations. MRM shall refer such clients to TMSL and TIL. If, notwithstanding such referral, any such client shall choose not to utilize the services of TMSL and TIL, then MRM Life may offer to such client a similar product. The services offered by MRM Life shall be offered at prices which are not significantly different than the prices at which such services (or reasonably similar services) are then being offered by MRM and its Affiliates to TIL and TMSL.

                  (d) If any client seeking an offshore hedge fund type insurance product from MRM shall have previously been a client or business relationship of any affiliate of TBL or TMSL, then the provisions of Section (c) above shall apply except that the prices to be offered by MRM shall be governed by the last sentence of Section (b) in lieu of the last sentence of Section (c).

                  (e) For purposes of this Section 7, a "Significant Financial Institution" shall mean a financial institution offering a wide range of financial products and services (i.e., not an institution whose principal business is the management of hedge funds) and (i) having a net worth of not less than U.S.$100,000,000, (ii) gross annual revenues of not less than
U.S.$250,000,000, or (iii) assets under management greater than U.S.$2,000,000,000. If a Significant Financial Institution shall contact MRM or any of its Affiliates with respect to the use of an offshore insurance product in connection with a hedge fund, MRM shall have no duty to refer such institution to TIL or TMSL, even if the principal investment strategy involved the use of offshore hedge fund managers.

         8.       Development by MRM of Certain Products.

                  During the Term, TMSL and TIL will supply copies of all their accounting systems and software utilized to underwrite, administer and reinsure the life insurance products presently offered by TIL. TBL, TIL and TMSL will make available to MRM copies of all legal opinions, reinsurance contracts and other contracts used in their respective life insurance business. In addition TBL, TMSL and TIL will make appropriate personnel available to MRM at cost, plus 15%, to assist MRM in developing a similar business in a Bermuda life insurance company, MRM Life.

         9. Finder's Fees. Each Sponsor shall pay to each Introducing Party the following compensation:

                  (a) For each Client introduced to a Sponsor by an Introducing Party (including those Clients introduced pursuant to Section 3 and those clients introduced by MRM pursuant to Section 7(c)), the Sponsor shall pay to the Introducing Party an amount equal to twenty percent (20%) of all compensation and fees earned by the Sponsor with respect to such Client (the "Finder's Fee"). The Sponsor shall pay such compensation within thirty
(30) days after the end of the calendar month in which the compensation and fees to which such Finder's Fee shall relate shall have been paid. The provisions of this paragraph a shall survive the termination of this Agreement.

                  (b) Inasmuch as the Sponsor shall have the absolute discretion not to enter into an arrangement with any Proposed Client or Prospective Client, no Finder's Fee shall be payable to the Introducing Party unless and until the Sponsor shall actually enter into such arrangement and the Sponsor shall not have any obligation to the Introducing Party for failing or refusing to enter into any such arrangement.

         10.      Indemnification.

                  (a) Each Party shall indemnify and hold harmless the other, its partners, employees and agents, from and against any loss, damage, costs and expenses, including reasonable attorneys' fees, to the extent caused by any breach by such party of any of its agreements or representations contained in this Agreement.

                  (b) Each Party shall indemnify and hold harmless the other from and against any loss, damage, costs and expenses, including reasonable attorneys' fees, arising out of or relating to any violation by such party of any securities laws.

         11.      Term.

                  The term of this Agreement shall be co-extensive with the term of Services Agreement referred to in Section 1(d)(iii).


         12.      Miscellaneous Provisions.

                  (a) This agreement may not be amended or modified except by an instrument in writing signed by the party to be charged.

                  (b) This agreement shall be governed by the laws of Bermuda.

                  (c) No party shall have the right to assign or delegate any of its obligations under this agreement to any party and any such attempted assignment or delegation shall be void. This agreement shall otherwise be binding upon and inure to the benefit of the parties and their respective successors and assigns.

                  (d) Any notices which may be given under this agreement shall be in writing, shall be sent by recognized overnight courier to any party at its address set forth above, and shall be deemed given one day after being sent.

                  (e)      This agreement may be executed in counterparts.

         IN WITNESS WHEREOF, the parties have executed this agreement as of the date and year first above written.


                                                 TREMONT ADVISERS, INC.


                                              By: /s/ Robert I. Schulman
                                                 Name: Robert I.Schulman
                                                 Its:  President



                                                  MUTUAL RISK MANAGEMENT
                                                  (HOLDINGS) LTD.


                                              By:  /s/ David J.Doyle
                                                 Name:  David J. Doyle
                                                 Its:  Director



                                                   MGL INVESTMENTS LTD.


                                               By: /s/ Frederick W. London
                                                  Name:  Frederick W. London
                                                  Its:  _____________________



                                                   TREMONT (BERMUDA) LIMITED



                                                By: /s/ Johann Wong
                                                   Name: Johann Wong
                                                   Its:  Director

                                                  TREMONT INTERNATIONAL
                                                  INSURANCE LIMITED


                                               By: /s/ Johann Wong
                                                  Name: Johann Wong
                                                  Its:  Director


                                                   HEMISPHERE MANAGEMENT
                                                   LIMITED


                                                By: /s/ Christopher Wetherhill
                                                   Name: Christopher Wetherhill
                                                   Its:  President


                                                     THE ANGLO-DUTCH INSURANCE
                                                     COMPANY LIMITED


                                                By: /s/ Peter Mackay
                                                   Name: Peter Mackay
                                                   Its: Director

Exhibit 10.43


                            STOCK PURCHASE AGREEMENT

                                 by and between

                             TREMONT ADVISERS, INC.

                                       and

                              MGL INVESTMENTS LTD.


                            Dated as of June 5, 1997

                                TABLE OF CONTENTS

                                                                           Page



Section 1.        Definitions and Principles of Construction.................1
         1.01     Defined Terms............................................. 1
         1.02     Principles of Construction................................ 5

Section 2.        Sale and Purchase of Stock...............................  6
         2.01     Sale and Purchase of Stock...............................  6
         2.02     Purchase Price...........................................  6
         2.03     Closing..................................................  6

Section 3.        Representations and Warranties of the Company............  7
         3.01     Organization and Good Standing...........................  7
         3.02     Authorization............................................  7
         3.03     Enforceability...........................................  8
         3.04     Approvals................................................  8
         3.05     Capitalization...........................................  9
         3.06     Form 10-KSB; Form 10-QSB; Form 10........................ 10
         3.07     Material Adverse Change.................................. 10
         3.08     Litigation............................................... 11
         3.09     Defaults................................................. 11
         3.10     Certificate of Incorporation and By-laws; Minute Books... 12
         3.11     Taxes.................................................... 12
         3.12     Transactions with Affiliates............................. 13
         3.13     Disclosure............................................... 14
         3.14     Governmental Regulations................................. 15
         3.15     Brokers.................................................. 15

Section 4.        Representations, Warranties and Covenants of the
                    Purchaser.............................................. 15
         4.01     Investment Intent........................................ 15
         4.02     No Registration of Securities............................ 16
         4.03     Investor Status.......................................... 16
         4.04     Organization and Good Standing........................... 16
         4.05     Authorization............................................ 17
         4.06     Enforceability........................................... 17
         4.07     Approvals................................................ 18
         4.08     Brokers.................................................. 18

                                                                           Page


Section 5.        Further Agreements of the Parties........................ 18
         5.01     Protection Against Dilution.............................. 18
         5.02     Right to Elect Director.................................. 19
         5.03     Registration Rights...................................... 20
         5.04     Regulatory Information................................... 23

Section 6.        Covenant with Respect to Conduct of Business............. 24

Section 7.        Conditions to Closing.................................... 24
         (a)      Conditions to Purchase................................... 24
         (b)      Conditions to Sale....................................... 27

Section 8.        Indemnification.......................................... 29

Section 9.        Notices.................................................. 30

Section 10.       Survival of Representations and Warranties............... 31

Section 11.       Amendment or Waiver...................................... 31

Section 12.       Waiver of Jury Trial..................................... 31

Section 13.       Assignment............................................... 31

Section 14.       Miscellaneous............................................ 32


Exhibit A       -                 Form of Tender Offer Documents

Schedule 3.05(b)   -              Options

                  This STOCK PURCHASE AGREEMENT, dated as of June 5, 1997, by and between Tremont Advisers, Inc. a Delaware corporation (the "Company"), and MGL Investments Ltd., a Delaware corporation (the "Purchaser").

                  In consideration of the mutual covenants and agreements set forth herein and for good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

                  Section 1.        Definitions and Principles of Construction.

                  1.01 Defined Terms. As used in this Agreement, and unless the context requires a different meaning, the following terms have the meanings indicated:

       "Affiliate" shall mean, with respect to a Person, a Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, such Person. For the purposes of this definition, the terms "control," "controlled by" and "under common control with" shall have such meanings as are used in the Exchange Act.

      "Aggregate Outstanding Common" shall have the meaning set forth in
Section 5.02 hereof.

          "Agreement" shall mean this Agreement, as the same may be amended, supplemented or modified in accordance with the terms hereof.

          "Class A Common" shall mean the Class A Common Stock of the Company, $0.01 par value per share.

          "Class B Common" shall mean the Class B Common Stock of the Company, $0.01 par value per share.

          "Closing" shall have the meaning given to such term in Section 2.03 hereof.

          "Closing Date" shall have the meaning given to such term in Section
2.03 hereof.

          "Code" shall mean the Internal Revenue Code of 1986, as amended.

          "Common Stock" shall mean the common stock of the Company.

          "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

          "Licenses" shall have the meaning given to such term in Section 3.09 hereof.

          "Lien" shall mean any lien, pledge, hypothecation, mortgage, security interest, claim, lease, charge, option, right of first refusal, easement encroachment, transfer restriction, or other encumbrance of any kind.

          "Material Adverse Effect" shall mean a material adverse effect upon
the  business,  assets,  condition  (financial  or  otherwise),   operations  or
prospects of the Company and its Subsidiaries, taken as a whole.

          "Persons" shall mean an individual, partnership, corporation,
association,   trust,  joint  venture,   unincorporated  organization,  and  any
government, governmental department or agency or political subdivision thereof.

          "Purchase Price" shall have the meaning given to such term in Section
2.02 hereof.

          "Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

          "Shares" shall have the meaning given to such term in Section 2.01 hereof.

           "Subsidiary" shall mean any corporation or other entity in which the Company directly or indirectly owns or has the power to vote shares of any capital stock or other ownership interests having ordinary voting power to elect a majority of the directors of such corporation, or other persons performing similar functions for such entity, as the case may be, and each partnership and limited liability company in which such corporation or entity is a general partner or manager or member, as the case may be.

           "Tax Return" means a report, return or other information required to be supplied to a governmental entity with respect to Taxes including, where permitted or required, combined or consolidated returns for any group of entities that include the Company or any Subsidiary.

          "Taxes" means any federal, state, county, local or foreign taxes, charges, fees, levies, or other assessments, including all net income, gross income, sales and use, ad valorem, transfer, gains, profits, excise, franchise, real and personal property, gross receipt, capital stock, production, business and occupation, disability, employment, payroll, license, estimated, stamp, custom duties, severance or withholding taxes or charges imposed by any governmental entity, including any interest and penalties (civil or criminal) on or additions to any such taxes and any expenses incurred in connection with the determination, settlement or litigation of any Tax liability.

         "Tender Offer" shall mean the tender offer to be made by the Purchaser to the holders of the Class B Common resulting in the purchase of not less than 505,000 shares of the Class B Common up to a maximum of 615,000 shares of the Class B Common, pursuant to that certain Offer to Purchase, the accompanying Letter of Transmittal to Tender Shares of Class B Common Stock, and related documentation, in substantially the form annexed hereto as Exhibit A.

         1.02  Principles  of  Construction.   (a)  All  references  to
sections, schedules and exhibits are to sections, schedules and exhibits in or to this Agreement unless otherwise specified. The words "hereof," "herein," and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provisions of this Agreement.

        (b) All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles in the United States.

                  Section 2.        Sale and Purchase of Stock.

                 2.01 Sale and Purchase of Stock. At the Closing, the Company agrees to issue and sell to the Purchaser, and, subject to the terms and conditions hereof and in reliance on the representations, warranties and covenants set forth or referred to herein, the Purchaser agrees to purchase from the Company, such number of shares of the Class B Common representing that number of shares of Class B Common which, when issued, and taken together with the Class B Common to be acquired by the Purchaser in the Tender Offer, would cause the Purchaser to own as of the Closing Date, and after giving effect to the number of shares of Class B Common acquired by the Purchaser in the Tender Offer, that number of shares which shall equal in number an aggregate amount of twenty percent (20%) of the issued and outstanding shares of Class A Common and Class B Common (the aggregate number of shares of Class B Common being purchased by the Purchaser pursuant to this Agreement at the Closing is hereinafter referred to as the "Shares"). Notwithstanding the foregoing, the Company shall not be required to sell to the Purchaser more than 340,000 Shares.

                  2.02 Purchase Price. The purchase price for the Shares shall be Three Dollars and 75/100 ($3.75) per Share (the "Purchase Price").

                  2.03 Closing. The closing of the purchase and sale of the Shares (the "Closing") will take place at the offices of Newman Tannenbaum Helpern Syracuse &

Hirschtritt LLP, 900 Third Avenue, New York, New York, at 10:00 a.m. New York time, on the date which is five (5) business days following the closing of the sale and purchase of the shares acquired by the Purchaser pursuant to the Tender Offer, or at such other time, date and place as the parties hereto may agree upon (the "Closing Date"). At the Closing, the Company will deliver to the Purchaser against payment of the Purchase Price, in immediately available funds, certificates representing the number of Shares.

    ection 3.        Representations and Warranties of the Company.  The Company
represents and warrants to, and for the benefit of, the Purchaser as follows:

                  3.01 Organization and Good Standing. Each of the Company and each Subsidiary (a) is duly organized and existing in good standing in its jurisdiction of formation, (b) is duly qualified and authorized to do business in all other jurisdictions in which the nature of its business or property makes such qualification necessary, except where such failure to qualify would not have a Material Adverse Effect, and (c) has the power to own its properties and to carry on its business as now conducted and as proposed to be conducted.

                  3.02 Authorization. The execution, delivery and performance by the Company of this Agreement and the issuance and sale by the Company of the Shares (a) are within the Company's corporate power and authority, (b) have been duly authorized by all necessary corporate proceedings, (c) do not conflict with or result in any breach or violation of any provision of the Certificate of Incorporation or Bylaws (or similar governing documents) of the Company or any Subsidiary, (d) do not conflict with or result in any breach or violation of any provision of any law, regulation, or judgment, writ, injunction, license or permit, applicable to the Company or any Subsidiary, and (e) do not conflict with or result in any breach or violation of any of the terms or conditions of, or constitute (or with notice or lapse of time or both constitute) a default under, or give rise to the creation of any lien upon any of the property or assets of the Company or any Subsidiary, under any contract, agreement, lease or other instrument to which the Company or any Subsidiary is a party or by which any of their respective assets or properties are bound, the consequences of which, with respect to this clause (e), could reasonably be expected to result in a Material Adverse Effect.

                  3.03 Enforceability. This Agreement has been duly executed and delivered by the Company and constitutes, the valid and legally binding obligation of the Company enforceable against it in accordance with its terms, except to the extent that its enforceability may be limited by applicable bankruptcy, insolvency, reorganization or other laws affecting the enforcement of creditors' rights generally and by principles of equity regarding the availability of remedies.

                  3.04 Approvals. The execution, delivery and performance by the Company of this Agreement, and the purchase and sale of the Shares, do not require the approval or consent of, or any filing with, any governmental authority or agency or any other Person.

                  3.05 Capitalization. (a) The authorized capital stock of the Company consists solely of: (i) 5,000,000 shares of Class A common stock, $0.01 par value per share; (ii) 5,000,000 shares of Class B common stock, $0.01 par value per share; (iii) 350,000 shares of preferred stock, $1.00 par value per share; and (iv) 650,000 shares of Series A (redeemable) preferred stock, $1.00 par value per share. As of the date hereof, (x) 1,284,718 of the shares of Class A common stock were issued and outstanding; (y) 2,599,739 shares of the Class B common stock were issued and outstanding; and (z) none of the shares of preferred stock or Series A (redeemable) preferred stock was issued or outstanding. All of the outstanding shares of capital stock of the Company are, and upon the delivery to the Purchaser at the Closing of certificates representing the Shares in the manner set forth in Section 2.03 hereof, the Shares, will be, duly authorized, validly issued, fully paid and nonassessable and free and clear of all Liens.

         (b) Except as otherwise set forth on Schedule 3.05(b), neither the Company nor any Subsidiary has outstanding any rights (either pre-emptive or other) or options to subscribe for or purchase from the Company or such Subsidiary or any warrants or other agreements providing for or requiring the issuance or purchase or other acquisition by or on behalf of the Company or such Subsidiary of, any capital stock or other equity interests or any securities convertible into or exchangeable for the Company's or such Subsidiary's capital stock or other equity interests. There are no voting trusts or other agreements or understandings with respect to the voting of the capital stock or other equity interests of the Company or such Subsidiary nor any restrictions on the transferability or sale of such shares or other equity interest except under the Securities Act and state "blue sky" or securities laws. Neither the Company nor any Subsidiary is subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire, redeem or retire any shares of capital stock or other equity interests of the Company or such Subsidiary or any securities convertible into or exchangeable for any such capital stock or other equity interests.

                  3.06 Form 10-KSB; Form 10-QSB; Form 10. The Company's annual report on Form 10-KSB for the year ended December 31, 1996 and its quarterly report for the quarter ended March 31, 1997, as filed with the United States Securities and Exchange Commission, fairly and in all material respects presents the financial condition of the Company and a description of its business. The Company is not required to have any class of its securities registered pursuant to Section 12 of the Exchange Act and does not have any class so registered.

                  3.07 Material Adverse Change. Since December 31, 1996, (i) there has been no material adverse change in the business, properties or financial condition of the Company or its Subsidiaries, taken as a whole, and the Company does not now know of any such change that is threatened, (ii) the Company and the Subsidiaries have conducted their business only in the ordinary course consistent with past practice, (iii) the Company has not declared or paid any dividends or other distributions in respect of its capital stock, and (iv) the Company and the Subsidiaries have not made any change in their accounting practices.

                  3.08 Litigation. There is no litigation, at law or in equity or any proceeding before any court, board or other governmental or administrative agency or any arbitrator pending or, to the knowledge of the Company, threatened against the Company or any of the Subsidiaries. No judgment, decree or order of any court, board or other governmental or administrative agency or arbitrator has been issued against or binds the Company or any Subsidiary.

                  3.09 Defaults. Neither the Company nor any Subsidiary is, nor upon and immediately after consummation of the transactions contemplated hereby, will be, in default in any material respect under any provisions of its respective Certificate of Incorporation or By-laws (or similar governing documents) or under any provisions of any franchise, contract, agreement, lease or other instrument to which either the Company or any Subsidiary is a party or by which either the Company or any Subsidiary or its respective properties or assets is bound nor is either the Company or any Subsidiary in violation of any law, judgment, decree or governmental order, rule or regulation which default or violation has or would have a Material Adverse Effect. Each of the Company and each Subsidiary owns or validly holds all licenses, permits, orders or approvals of any federal, state, local or foreign governmental or regulatory bodies (including investment advisor and broker-dealer licenses) that are necessary for the conduct of the business of the Company or such Subsidiary, as the case may be, except for those which the failure to obtain would not have a Material Adverse Effect (collectively, "Licenses"). All Licenses are in full force and effect, and no proceeding is pending or, to the knowledge of either the Company or any Subsidiary, threatened to revoke or limit any License.

                  3.10 Certificate of Incorporation and By-laws; Minute Books. The copies of the Certificate of Incorporation and By-laws of the Company and all amendments to each, which have heretofore been delivered to the Purchaser, are true, correct and complete. The minute books of the Company contain true and complete records of all meetings and consents in lieu of meetings of their respective Board of Directors (and any committees thereof), or similar governing bodies, since the time of their respective organizations. The stock books of the Company are true, correct and complete.

                  3.11 Taxes. Each of the Company and each Subsidiary has filed all Tax Returns required to be filed, except to the extent that the failure to file would not have a Material Adverse Effect. All such Tax Returns were in all respects true, complete and correct and have been filed on a timely basis. Each of the Company and each Subsidiary have paid, in the time and manner prescribed by law, all Taxes that are due and payable, except to the extent that the failure to pay would not have a Material Adverse Effect. There are no Tax liens on any property of the Company or any Subsidiary. Each of the Company and each Subsidiary has established on their books and records reserves adequate to pay all Taxes not yet due and payable. There are no agreements, waivers or other arrangements providing for an extension of time with respect to the filing of any returns or the assessment of any Tax or deficiency against the Company or any of the Subsidiaries nor are there any known actions, suits, proceedings, investigations or claims pending against the Company or any of the Subsidiaries in respect of any Tax, assessment or governmental charge, or any other matters under discussion between the Company or any of the Subsidiaries and any federal, state or local authority relating to any Tax assessments, or governmental charges or any known claims against the Company or any of the Subsidiaries for additional Taxes, assessments, or any governmental charges asserted by any such authority.

                  3.12 Transactions with Affiliates. (a) Neither the Company nor any Subsidiary has any indebtedness to, nor is there any indebtedness owing to the Company or any Subsidiary from, (i) its officers, directors or any of their respective spouses or relatives or Affiliates, and (ii), to its knowledge, its stockholders or any of their respective spouses or relatives or Affiliates.

               (b) None of the officers or directors of the Company or any Subsidiary or their respective spouses or relatives or Affiliates or, to the knowledge of the Company or any Subsidiary, any of the stockholders of the Company or any Subsidiary or their respective spouses or relatives or Affiliates, has any contractual or other claim against, any interest in any property or assets used by, or otherwise engaged in any transaction with either the Company or any Subsidiary.

              (c) None of the officers or directors of the Company or any Subsidiary or their respective spouses or relatives or Affiliates, or, to the knowledge of the

Company  or  any  Subsidiary,  the  stockholders  or  significant  employees  or consultants of the Company or any Subsidiary or their respective spouses or relatives or Affiliates, owns, directly or indirectly, individually or collectively, a material interest in any entity which is a competitor with, or client of, (or has any existing contractual relationship) the Company or any Subsidiary.

                  3.13 Disclosure. (a) All written information with respect to the Company, any Subsidiary, and, to the best of the Company's knowledge after due inquiry, the business and the assets of the Company and each Subsidiary (other than the forecasted balance sheets and other forecasted financial statements) furnished to the Purchaser by the Company, any Subsidiary, or on behalf of the Company or any Subsidiary, were, at the time the same were so furnished, complete and correct in all material respects, or have been subsequently supplemented by other written information to the extent necessary to give the Purchaser a true and accurate knowledge of the subject matter of such written information in all material respects. There is no fact known to the Company or any Subsidiary, which has a Material Adverse Effect, or so far as the Company or any Subsidiary can reasonably foresee, is reasonably likely to have a Material Adverse Effect, which has not been set forth in such written information disclosed to the Purchaser prior to the Closing Date.

          (b) No representation, warranty or statement made by the Company or any Subsidiary in this Agreement, or in any agreement, certificate, statement or document required to be delivered pursuant hereto, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained in this Agreement or in such other agreement, certificate, statement or document not misleading in light of the circumstances in which they were made.

                  3.14 Governmental Regulations. Assuming that the representations and warranties of the Purchaser set forth in Section 4.03 are true and correct, the offer, issuance and delivery to the Purchaser of the Shares hereunder are exempt from registration under the Securities Act.

                  3.15 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by the Company directly with the Purchaser without the intervention of any Person on behalf of the Company in such manner as to give rise to any valid claim by any Person against the Purchaser for a finder's fee, brokerage commission or similar payment.

   Section 4.        Representations, Warranties and Covenants of the Purchaser.
The Purchaser represents and warrants to, and covenants with, the Company that:

                  4.01 Investment Intent. The Purchaser is acquiring the Shares for investment, and not with a view to selling or otherwise distributing the Shares.

                  4.02 No Registration of Securities. The Purchaser is aware that the Shares have not been registered under the Securities Act or under state securities or blue sky laws in reliance upon certain exemptions from such registration, and may not be transferred except pursuant to an effective registration under the Securities Act and under state securities or blue sky laws or in a transaction exempt from such registration.

                  4.03 Investor Status. (a) The Purchaser is able to bear the economic risk of the investment of the Purchaser in the Shares and has such knowledge and experience in financial and business matters, so as to be capable of evaluating the merits and risks of the prospective investment in the Shares.

         (b) The Purchaser is aware that no Federal or state agency has (i) made any finding or determination as to the fairness of any aspect of the investment in the Shares or (ii) passed on or endorsed the merits of the offering of the Shares.

            (c) The Purchaser is an "accredited investor," as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

                  4.04 Organization and Good Standing. The Purchaser has been duly organized and is validly existing and in good standing under the laws of the State of Delaware, and it has the legal right and all necessary corporate power and authority to execute, deliver and perform all of its obligations under this Agreement. Prior to the

Closing Date the Purchaser shall deliver to the Company copies of its Certificate of Incorporation and By-laws, together with all amendments thereto, in each case certified as to the truth, accuracy and completeness thereof by the Purchaser's secretary.

                  4.05 Authorization. The execution, delivery and performance by the Purchaser of this Agreement, and the purchase by the Purchaser of the Shares
(a) are within the Purchaser's corporate power and authority, (b) have been duly authorized by all necessary corporate proceedings of the Purchaser, (c) do not conflict with or result in any breach or violation of any provision of the Certificate of Incorporation or Bylaws of the Purchaser, (d) do not conflict with or result in any breach or violation of any provision of any law, regulation, order, judgment, writ, injunction, license or permit, applicable to the Purchaser, or (e) conflict with or result in any breach or violation of any of the terms or conditions of, or constitute (or with notice or lapse of time or both constitute) a default under, or give rise to the creation of any lien upon any of the property or assets of the Purchaser, under any contract, agreement, lease or other instrument to which the Purchaser is a party or by which any of its respective assets or properties is bound, the consequences of which, with respect to this clause (e), could reasonably be expected to have a material adverse effect on the validity or enforceability of this Agreement or on the ability of the Purchaser to perform its obligations hereunder.

   4.06 Enforceability. This Agreement has been duly executed and delivered and is the valid and legally binding obligation of the Purchaser enforceable in accordance with its terms, except to the extent that its enforceability may be limited by applicable bankruptcy, insolvency, reorganization or other laws affecting the enforcement of creditors' rights generally and by principles of equity regarding the availability of remedies.

                  4.07 Approvals. The execution, delivery and performance by the Purchaser of this Agreement, and the purchase and sale of the Shares, do not require the approval or consent of, or any filing with, any governmental authority or agency or any other Person.

                  4.08 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by the Purchaser directly with the Company without the intervention of any Person on behalf of the Purchaser in such manner as to give rise to any valid claim by any Person against the Company or any Subsidiary for a finder's fee, brokerage commission or similar payment.

                  Section 5.        Further Agreements of the Parties.

                  5.01 Protection Against Dilution. The Purchaser is hereby accorded protection against dilution with respect to the transactions contemplated hereunder. In the event of the proposed issuance by the Company of any shares of its common stock (other than pursuant to the exercise of options to purchase common stock issued to employees, directors and officers of the Company) (a "Subsequent Stock Issuance"), the Purchaser shall have the right to acquire Class B Common Shares in such issuance (the "Additional Class B

Shares") in an amount (by number) equal to up to twenty-five percent (25%) of such proposed issuance at the purchase price and terms offered to other prospective purchasers in the issuance. In the event the Company proposes to issue any such additional of shares of its capital stock, then the Company shall give notice thereof in writing to the Purchaser (the "Option Notice") in the manner provided herein not less than thirty (30) days prior to the date of the proposed issuance, setting forth appropriate details with respect to such proposed issuance. The Purchaser may exercise such right by giving, within fifteen (15) days after delivery to the Purchaser of the Option Notice, a notice setting forth its election to acquire Additional Class B Shares. In the event the Purchaser elects to acquire Additional Class B Shares, the closing of the purchase and sale of such Additional Class B Shares will take place at the offices of the Company on a date not later than five (5) days following the closing of the sale and purchase of the shares in such issuance to the other prospective purchasers. At the closing of the purchase and sale of the Additional Class B Shares, the Company will deliver to the Purchaser against payment of the purchase price for the Additional Class B Shares, in immediately available funds, or on such other terms as may be afforded other purchasers in the Subsequent Stock Issuance, certificates representing the number of Additional Class B Shares.

                  5.02 Right to Elect Director. For so long as the Purchaser, or its Affiliates(s), owns not less than fifteen percent (15%) of the aggregate outstanding amount of the Class A Common and Class B Common (the "Aggregate Outstanding Common"), or such lesser amount as may be agreed to between the Company and the Purchaser, commencing with the first annual meeting of the shareholders of the Company following the Closing Date and at each meeting of such shareholders thereafter for the purposes of electing directors, the Purchaser shall have the right to nominate one director for election to the Company's board of directors; provided, however, that until such first annual meeting following the Closing Date, the Purchaser may require that the board increase its number by one (1) director and fill such vacancy with an appointee selected by the Purchaser for a term to last until such first annual meeting. In the event the Purchaser shall elect to not so nominate or appoint such director, its shall nevertheless be permitted to have an appointee attend every regular and special meeting of the Company's board of directors.

     5.03     Registration Rights.  The Company covenants and agrees as follows:

         (a) Piggy-Back Registration. For so long as the Purchaser, or its Affiliates(s), owns not less than fifteen percent (15%) of the Aggregate Outstanding Common, or such lesser amount as may be agreed to between the Company and the Purchaser, if, at any time following the date of this Agreement, the Company shall file a registration statement (other than any registration statement on Form S-4, Form S-8, or any successor form) with the Securities and Exchange Commission (the "Commission") while the Shares are owned by the Purchaser, the Company shall give the Purchaser at least 45 days' prior written notice of the filing of such registration statement. If requested by the Purchaser in writing within 30 days after receipt of any such notice, the Company shall, at the Company's sole expense (other than the fees and disbursements of counsel for the Purchaser
                                             23
and the underwriting discounts, if any, payable in respect of the Shares sold by the Purchaser), register or qualify all or, at the Purchaser's option, any portion of the Shares concurrently with the registration of such other securities, all to the extent requisite to permit the public offering and sale of the Shares through the facilities of all securities exchanges and the over-the-counter markets on which the Company's securities are traded. Notwithstanding the foregoing, if the managing underwriter of any such offering shall advise the Company in writing that, in its opinion, the distribution of all or a portion of the Shares requested to be included in the registration concurrently with the securities being registered by the Company would materially adversely affect the distribution of such securities by the Company for its own account, then the Purchaser if it has requested registration of the Shares shall not be entitled to have the Shares (or the portions thereof so designated by the managing underwriter) included in such registration statement, provided that no such exclusion or reduction shall be made as to any of the Shares if any securities of the Company are included in such registration statement for the account of any Person other than the Company and the Purchaser unless the securities included in such registration statement for such other Person shall have been reduced pro rata to the reduction of the Shares which were requested to be included in such registration.

            (b) Demand Registration. For so long as the Purchaser, or its Affiliates(s), owns not less than fifteen percent (15%) of the Aggregate Outstanding Common, or such lesser amount as may be agreed to between the Company and the Purchaser, if, at any one time after 12 months following the date of this Agreement, the

Company shall receive a written request from the Purchaser to register the sale of the Shares which the Purchaser then owns, provided the Company at the time of such request is required to file periodic reports under Section 13 or 15 of the Exchange Act, the Company shall, as promptly as practicable, at the Company's sole expense (other than the fees and disbursements of counsel for the Purchaser and the underwriting discounts, if any, payable in respect of the Shares sold by the Purchaser) prepare and file with the Commission a registration statement sufficient to permit the public offering and sale of the Shares through the facilities of all securities exchanges and the over-the-counter markets on which the Company's securities are traded, and will use its best efforts to cause such registration statement to become effective as promptly as practicable; provided, however, that the Company may delay the effectiveness of such request until up to 120 days after the board of directors of the Company has determined that such a registration would not be in the best interests of the Company at such time. The Company shall not be obligated to effect any registration of its securities pursuant to this Section 5.03(b) within six months after the effective date of a previous registration statement prepared and filed in accordance with Section 5.03(a) (in which such Shares could have been included).

             (c) Company's Obligations. (i) In the event of a registration pursuant to the provisions of this Section 5.03, the Company shall use its best efforts to cause the Shares so registered to be registered or qualified for sale under the securities or blue sky laws of such jurisdictions as the Purchaser may reasonably request; provided, however, that the Company shall not by reason of this Section 5.03(c) be required to qualify to do business in any state in which it is not otherwise required to qualify to do business or to file a general consent to service of process; and

               (ii) In the event of a registration pursuant to the provisions of this Section 5.03, the Company shall furnish to the Purchaser such reasonable number of copies of the registration statement and of each amendment and supplement thereto (in each case, including all exhibits), such reasonable number of copies of each prospectus contained in such registration statement and each supplement or amendment thereto (including each preliminary prospectus), all of which shall conform to the requirements of the Securities Act and the rules and regulations thereunder, and such other documents, as the Purchaser may reasonably request to facilitate the disposition of the Shares included in such registration.

      (d) Other Conditions. In the event of a registration pursuant to the provision of this Section 5.03, the Company and the Purchaser shall enter into a cross-indemnity agreement and a contribution agreement, each in customary form, with each underwriter, if any, and, if requested, enter into an underwriting agreement containing conventional representations, warranties, allocation of expenses, and customary closing conditions, including, without limitation, opinions of counsel and accountants' cold comfort letters, with any underwriter who acquires any of the Shares.

  5.04 Regulatory Information. The Purchaser shall furnish the Company with such information regarding itself and its Affiliates as may be reasonably requested by the

Company to the extent the Company shall be required to amend any License of the Company or any Subsidiary in connection with the transactions contemplated or referred to under this Agreement.

                  Section 6. Covenant with Respect to Conduct of Business. From the date hereof until the Closing the Company shall conduct its business only in the ordinary course and in substantially the same manner as heretofore.

                  Section 7.        Conditions to Closing.

                  (a) Conditions to Purchase. The Purchaser's obligation to purchase the Shares at the Closing, pursuant to this Agreement, is subject to compliance by the Company with its agreements herein contained, and to the satisfaction, on or prior to the Closing Date with respect to the Purchaser's obligation to consummate the Closing, of the following conditions (compliance with which or the occurrence of which may be waived in whole or in part in writing by the Purchaser):

           (i) Tender Offer. The Purchaser shall have acquired the minimum number of shares of Class B Common pursuant to the Tender Offer as set forth in
Section 1.01 hereof.

          (ii) Charter Documents; Good Standing Certificate. The Purchaser shall have received from the Company (1) a certificate from a duly authorized officer thereof dated as of the Closing Date certifying as to (A) the absence of any amendment to the Certificate of Incorporation not otherwise furnished to the Purchaser pursuant to the terms hereof, and (B) the completeness and accuracy of the By-laws of the Company as in effect on the Closing Date, and (2) a certificate, dated not more than twenty days prior to the Closing Date, of the Secretary of State of Delaware certifying that the Company is duly incorporated and in good standing under the laws of the State of Delaware.

          (iii) Proof of Corporate Action. The Purchaser shall have received from the Company copies, certified by a duly authorized officer thereof to be true and complete as of the Closing Date, of the records of all corporate action taken to authorize the execution, delivery and performance of this Agreement.

             (iv) Incumbency Certificate. The Purchaser shall have received from the Company an incumbency certificate, dated the Closing Date, signed by a duly authorized officer thereof, and giving the name and bearing a specimen signature of each individual who shall be authorized to sign, in the name and on behalf of the Company, this Agreement and to give notices and to take other action on behalf of the Company under this Agreement.

                 (v) Legal Opinion. The Purchaser shall have received from Newman Tannenbaum Helpern Syracuse & Hirschtritt LLP, counsel to the Company, at the Closing their favorable opinion, dated the Closing Date, and covering such matters with respect to the transactions contemplated by this Agreement as the Purchaser may reasonably request.

           (vi) Representations and Warranties; Officers' Certificates. The representations and warranties of the Company contained or incorporated by reference herein shall be true and correct in all material respects on and as of the Closing Date; and the Company shall have performed and complied with all conditions, covenants and agreements required to be performed or complied with by it prior to the Closing Date; and the Purchaser shall have received on the Closing Date a certificate to these effects signed by an authorized officer of the Company.

         (vii) Legality; Authorization. The purchase of the Shares shall not be prohibited by any law or governmental order or regulation, and shall not subject the Purchaser to any penalty, special tax or other onerous condition. All necessary consents, approvals, licenses, permits, orders and authorization of, or registrations, declarations and filings with, any governmental or administrative agency or with any other Person, with respect to any of the transactions contemplated by this Agreement shall have been fully obtained or made and shall be in full force and effect.

     (viii) Litigation, Etc. No suit, action, investigation, inquiry or other proceeding (including, without limitation, the enactment or promulgation of a statute or rule) by or before any arbitrator or any governmental injunction or order by a state or federal court shall have been entered (1) as of the Closing Date in connection with the Agreement or any of the transactions contemplated hereby or (2) at the Closing Date, which would have a Material Adverse Effect or a material adverse effect on the transactions contemplated by this Agreement, including, without limitation, the acquisition of the Shares contemplated hereby.

                     (ix) General. All instruments and legal, governmental, administrative and corporate proceedings in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and substance to the Purchaser, and the Purchaser shall have received copies of all documents, including, without limitation, records of corporate or other proceedings, opinions of counsel, consents, licenses, approvals, permits and orders which the Purchaser may have reasonably requested in connection therewith.

                  (b) Conditions to Sale. The Company's obligation to issue and sell the Shares at the Closing, pursuant to this Agreement, is subject to compliance by the Purchaser with its agreements herein contained, and to the satisfaction, on or prior to the Closing Date with respect to the Company's obligation to consummate the Closing, of the following conditions (compliance with which or the occurrence of which may be waived in whole or in part in writing by the Company):

             (i) Charter Documents; Good Standing Certificate. The Company shall have received from the Purchaser (1) a certificate from a duly authorized officer thereof dated as of the Closing Date certifying as to (A) the absence of any amendment to its Certificate of Incorporation not otherwise furnished to the Company pursuant to the terms hereof, and (B) the completeness and accuracy of the By-laws of the Purchaser as in effect on the Closing Date, and (2) a certificate, dated not more than twenty days prior to the Closing Date, of an appropriate government official certifying that the Purchaser is duly organized and in good standing under the laws of Delaware.

            (ii) Proof of Corporate Action. The Company shall have received from the Purchaser copies, certified by a duly authorized officer thereof to be true and complete as of the Closing Date, of the records of all corporate action taken to authorize the execution, delivery and performance of this Agreement.

          (iii) Incumbency Certificate. The Company shall have received from the Purchaser an incumbency certificate, dated the Closing Date, signed by a duly authorized officer thereof, and giving the name and bearing a specimen signature of each individual who shall be authorized to sign, in the name and on behalf of the Purchaser, this Agreement and to give notices and to take other action on behalf of the Purchaser under this Agreement.

           (iv) Representations and Warranties; Officers' Certificates. The representations and warranties of the Purchaser contained or incorporated by reference herein shall be true and correct in all material respects on and as of the Closing Date; and the Purchaser shall have performed and complied with all conditions, covenants and agreements required to be performed or complied with by it prior to the Closing Date; and the Company shall have received on the Closing Date a certificate to these effects signed by an authorized officer of the Purchaser.

         (v) Legality; Authorization. The purchase of the Shares shall not be prohibited by any law or governmental order or regulation, and shall not subject the Company to any penalty, special tax or other onerous condition. All necessary consents, approvals, licenses, permits, orders and authorization of, or registrations, declarations and filings with, any governmental or administrative agency or with any other Person, with respect to any of the transactions contemplated by this Agreement shall have been fully obtained or made and shall be in full force and effect.

                Section 8. Indemnification. (a) The Company and the Purchaser each agree to indemnify and hold the other harmless against any and all claims, liabilities, costs, damages or expenses (including reasonable counsel fees and disbursements) which at any time may be incurred by the other as a result of any misrepresentation, breach of warranty or non-fulfillment of any covenant on the part of the indemnifying party contained herein.

      (b) Subject to Section 10, the obligations of the Company and the Purchaser under this Section 8 shall survive payment or transfer of the Shares.

                  Section 9. Notices. Any notice or other communication in connection with this Agreement shall be deemed to be delivered if in writing (or in the form of a telecopy) addressed as provided below and if either (a) actually delivered or telecopied to said address or (b) in the case of a letter, on the next business day after the same shall have been deposited with a recognized international overnight courier:


                  If to the Company:

                           Tremont Advisers, Inc.
                           555 Theodore Fremd Avenue
                           Rye, New York 10580
                           Attention: Robert Schulman
                           Facsimile No.: 914-921-3499

                  With a copy to:

                           Newman Tannenbaum Helpern
                             Syracuse & Hirschtritt LLP
                           900 Third Avenue
                           New York, New York  10022
                           Attention: Michael G. Tannenbaum, Esq.
                           Facsimile No.: 212-371-1084

                  If to the Purchaser:

                           MGL Investments Ltd.
                           One Logan Square
                           Suite 1400
                           Philadelphia, Pennsylvania  19103
                           Attention: Andrew Walsh
                           Facsimile No.: 215-963-1210

                  With a copy to:

                           Gould & Wilkie
                           One Chase Manhattan Plaza
                           New York, New York  10005
                           Attention: Frederick W. London, Esq.
                           Facsimile No.: 212-809-6890

                  Section 10. Survival of Representations and Warranties. All agreements, representations and warranties made herein or in any certificate or other document referred to herein or delivered pursuant hereto shall survive (i) with respect to representations and warranties contained herein, until eighteen
(18) months after the Closing, (ii) until eighteen (18) months after the Closing with respect to each covenant and agreement contained herein which is to be performed on or before the Closing, and (iii) with respect to each other covenant and agreement contained herein until the last date on which such covenant or agreement specifies it is to be performed, or, if no such date is specified, indefinitely.

                  Section 11. Amendment or Waiver. Neither this Agreement nor any terms hereof may be changed, waived, discharged or terminated unless such change, waiver, discharge or termination is in writing signed by the Company and the Purchaser.

                  Section 12. Waiver of Jury Trial. Each of the Company and the Purchaser hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to the actions of the Company and the Purchaser pursuant to this Agreement in the negotiation, administration, performance or enforcement thereof.

      Section 13. Assignment. This Agreement is not assignable except by operation of law or as each of the parties hereto may agree in writing and any attempted assignment in violation of this provision shall be null and void.

                  Section  14.  Miscellaneous.  This  Agreement  (including  the
Exhibits and Schedules) sets forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby and supersede any prior written or oral understandings with respect thereto. The invalidity or unenforceability of any terms or provisions hereof shall not affect the validity or enforceability of any other term or provision hereof. The headings in this Agreement are for convenience of reference only and shall not alter or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts which together shall constitute one instrument and shall be governed by and construed in accordance with laws of the State of New York without giving regard to the principles of conflicts of law, and shall bind and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

                  IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Agreement as of the date first above written.


                                                     TREMONT ADVISERS, INC.

ATTEST:                                          By: /s/ Robert I. Schulman
                                                     Name: Robert I. Schulman
/s/ Stephen Clayton                                  Title: President
Name: Stephen Clayton
Title: Chief Financial Officer
                                                      MGL INVESTMENTS LTD.

ATTEST:                                          By:/s/ Richard E. O'Brien
                                                     Name: Richard E. O'Brien
/s/ Frederick W. London                              Title: Vice President,
Name:  Frederick W. London                                  Secretary and
Title: Assistant Secretary                                  Treasury

           EXHIBIT A



         Form of Purchaser's Tender Offer Documents:

         1.       Offer to Purchase
         2.       Letter of Transmittal
         3.       Notice of Guaranteed Delivery
         4.       Letter to Brokers, et al.
         5.       Letter from Brokers, et al. to Clients
         6. Guidelines for Certification of Taxpayer Identification Number on Substitute IRS Form W-9

                                                          SCHEDULE 3.05(b)

                             TREMONT ADVISERS, INC.
                            SUMMARY OF STOCK OPTIONS


The Following Class B Stock Options Were Outstanding As of May 30, 1997:

         Robert Schulman                      275,000
         Stephen Clayton                       20,000
         Bruce Ruehl                           10,000           305,000
                                         ------------


The Following Class B Stock Options Are Proposed As of May 30, 1997:

Directors:

         Sandra Manzke                         35,000
         Robert Schulman                       25,000
         Alan Rhein                            25,000
         John Keeley                           10,000
         Jimmy Thomas                          10,000           105,000
                                          -----------

Employees:

         Bill Vasu                             20,000            20,000
                                          -----------        ----------

Total Class B Stock Options Outstanding:      430,000

Terms of the proposed Class B Stock Options are as follows:

Price                                      $3.75

Exercise Period Options will expire on fifth anniversary Options will vest one-fourth on grant Options will vest one-fourth on first anniversary Options will vest one-half on second anniversary

                                           In the event of termination,  for any
                                           reason,  any  options  that  have not
                                           vested will lapse.

                                           Tremont  will have the first right to
                                           buy any  vested  options or shares if
                                           the director or employee shall desire
                                           to  sell,  assign  or  transfer  such
                                           shares.

Exhibit 10.44
                             STOCK OPTION AGREEMENT

STOCK OPTION AGREEMENT (the "Agreement") dated as of June 12, 1997, by and between SANDRA L. MANZKE, an individual residing at 12 Bishop Park Drive, Pound Ridge, New York 10576 (the "Executive"); and TREMONT ADVISERS, INC. ("Tremont"), a Delaware Corporation having its principal Executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York.

                                   WITNESSETH:

WHEREAS, Ms. Manzke is an Executive of Tremont; and

WHEREAS, Tremont has decided to grant the Executive options to purchase up to 35,000 shares of Tremont Class B common stock ("Class B Common Stock"), par value $0.01 at an exercise price of $3.75 per share.

NOW, THEREFORE, in consideration of the premises and the covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties hereto hereby agree as follows:

         1. OPTION GRANT. Tremont hereby grants to Executive an option ("the Option") to acquire up to 35,000 shares of Class B Common Stock (Collectively, the "Option Shares") at an exercise price of $3.75 per share ("Exercise Price").

         2. EXERCISE PERIOD. The Options will expire on the fifth (5th) anniversary of the grant date (being June 12, 2002). The Options shall vest and become exercisable on the following schedule: 8,750 shares as of the date of this agreement, 8,750 shares on the 1st anniversary of the execution of this agreement being June 12, 1998 and 17,500 on the 2nd anniversary of this agreement.
(collectively, the "Exercise Period").

In the event of the termination of the Executive, for any reason, whether by the Company or by the Executive, or upon the expiration of this Agreement, any options that have not vested will lapse.

In the event that at any time the Executive shall desire to sell, assign or transfer all or any part of his vested Options or shares of Stock, he shall first offer such Options or shares of Stock (the "Offered Options" and the "Offered Stock," respectively) to Tremont by written notice, specifying the number of Offered Options and/or the number of shares of Offered Stock. The purchase price for each share of Offered Stock Shall be equal to the best bid price thereof on the date of the Executive's offer notice to Tremont. The purchase price for an Offered Option shall be an amount equal to the greater of
(x) $3.75, or (y) the amount of the best bid price for a share of Stock on the date of the Executive's offer notice to Tremont less $3.75. Tremont shall have the option, exercisable no later than 7 days after receipt of such notice to purchase the Offered Options and/or the Offered Stock, as the case may be.

         3. METHOD OF EXERCISE. The Options, after vesting, may be exercised during the Exercise Period in whole or in part by giving written notice to Tremont specifying the number of Option Shares to be purchased. The notice must be directed to Tremont at Tremont's Corporate address, which currently is the address set forth in Section 8 below. The date of exercise is the date on which such notice is received by Tremont. Such notice must be accompanied by payment to Tremont in full for the Option Shares to be purchased upon such exercise. Payment may be made in cash, certified check or bank guaranteed check.

         4. DELIVERY OF SHARES. Promptly after payment for the Option Shares referred to in Section 3, Tremont shall deliver to Executive a certificate representing the Option Shares so purchased. In the event that any exercise of the Options shall be for less than the total amount of the then vested Options, the remaining vested Options, shall remain exercisable during the term hereof.

         5. TRANSFERABILITY. The Executive shall at no time sell, assign, or transfer all or any part of the Options granted to him pursuant to this Agreement except in accordance with giving notice to the Company and in accordance with federal and state securities laws.

         6. ADJUSTMENTS FOR CHANGES IN CAPITALIZATION OF THE COMPANY. In the event of any change in the outstanding shares of the Class B Common Stock of Tremont by reason of reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of Tremont or in the shares of the Class B Common Stock, the number of shares covered by the Options and the Exercise Price shall be appropriately adjusted.

         7. FURTHER ASSURANCES. Each of the parties hereto agrees from and after the date hereof that each of them shall from time to time, at the request of the other party and without further consideration, do, execute and deliver, or cause to be done, executed and delivered, all such further acts, things and instruments as may be reasonably required to more effectively evidence and give effect to the provisions and the intent and purposes of this Agreement.

         8. NOTICES. Any notices or other communications given hereunder shall be in writing, and shall be delivered to the parties at the addresses set forth below (or to such other party or entity or address as either party may specify by due notice to the other party). Notices or other communications given by certified mail, return receipt requested, postage prepaid, shall be deemed given three days after the date of mailing. Notice or other communications sent in any other manner shall be deemed given only when actually received:

         (a)      If to Executive:

                  Sandra L. Manzke
                  12 Bishop Park Drive
                  Pound Ridge, NY 10576

         (b)      If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580-1430
                  Attention:  President

         9. SOLE AGREEMENT OF PARTIES. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings among the parties hereto, and there are no other covenants, promises, agreements, conditions or understandings, whether oral or written, among the parties hereto in connection with the transaction contemplated by this Agreement. This Agreement may only be amended by a written instrument executed by the parties hereto.

         10. PARTIES IN INTEREST, ASSIGNMENT. This Agreement shall inure to the benefit of and be binding upon Executive and Tremont and their respective successors and assigns; and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

         11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

         12. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13. PUBLIC DISCLOSURE. The parties agreed that no publicity release, public announcement or governmental filings of this Agreement or the transaction contemplated hereby shall be made by any of the parties without the consent of the others, except as may be required by law, regulation or order to which any such party may be subject.

         14. REPRESENTATION. Each party hereby represents and warrants to the other that each has read the above provisions and that each has had a sufficient opportunity to discuss the term and conditions of this Agreement thoroughly with each party's respective advisors prior to signing below. Further, in signing this Agreement, each party has not relied on or been induced to execute this Agreement by any statements, representations, agreements, or promises, oral or written, other than expressly written above in this Agreement.

         in witness whereof, this Agreement has been executed and delivered by the parties hereto as of the date first above written.



By: /s/ Sandra L. Manzke
Sandra L. Manzke


TREMONT ADVISERS, INC.


By: /s/ Robert Schulman
Robert Schulman
President

Exhibit 10.45



                             STOCK OPTION AGREEMENT

STOCK OPTION AGREEMENT (the "Agreement") dated as of the June 12, 1997, by and between ROBERT I. SCHULMAN, an individual residing at 18 Green Valley Road, Armonk, New York 10504 (the "Executive"); and TREMONT ADVISERS, INC. ("Tremont"), a Delaware Corporation having its principal Executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York.

                                   WITNESSETH:

WHEREAS, Mr. Schulman is an Executive of Tremont; and

WHEREAS, Tremont has decided to grant the Executive options to purchase up to 25,000 shares of Tremont Class B common stock ("Class B Common Stock"), par value $0.01 at an exercise price of $3.75 per share.

NOW, THEREFORE, in consideration of the premises and the covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties hereto hereby agree as follows:

         1. OPTION GRANT. Tremont hereby grants to Executive an option ("the Option") to acquire up to 25,000 shares of Class B Common Stock (Collectively, the "Option Shares") at an exercise price of $3.75 per share ("Exercise Price").

         2. EXERCISE PERIOD. The Options will expire on the fifth (5th) anniversary of the grant date (being June 12, 2002). The Options shall vest and become exercisable on the following schedule: 6,250 shares as of the date of this agreement, 6,250 shares on the 1st anniversary of the execution of this agreement being June 12, 1998 and 12,500 on the 2nd anniversary of this agreement.
(collectively, the "Exercise Period").

In the event of the termination of the Executive, for any reason, whether by the Company or by the Executive, or upon the expiration of this Agreement, any options that have not vested will lapse.

In the event that at any time the Executive shall desire to sell, assign or transfer all or any part of his vested Options or shares of Stock, he shall first offer such Options or shares of Stock (the "Offered Options" and the "Offered Stock," respectively) to Tremont by written notice, specifying the number of Offered Options and/or the number of shares of Offered Stock. The purchase price for each share of Offered Stock Shall be equal to the best bid price thereof on the date of the Executive's offer notice to Tremont. The purchase price for an Offered Option shall be an amount equal to the greater of
(x) $3.75, or (y) the amount of the best bid price for a share of Stock on the date of the Executive's offer notice to Tremont less $3.75. Tremont shall have the option, exercisable no later than 7 days after receipt of such notice to purchase the Offered Options and/or the Offered Stock, as the case may be.

         3. METHOD OF EXERCISE. The Options, after vesting, may be exercised during the Exercise Period in whole or in part by giving written notice to Tremont specifying the number of Option Shares to be purchased. The notice must be directed to Tremont at Tremont's Corporate address, which currently is the address set forth in Section 8 below. The date of exercise is the date on which such notice is received by Tremont. Such notice must be accompanied by payment to Tremont in full for the Option Shares to be purchased upon such exercise. Payment may be made in cash, certified check or bank guaranteed check.

         4. DELIVERY OF SHARES. Promptly after payment for the Option Shares referred to in Section 3, Tremont shall deliver to Executive a certificate representing the Option Shares so purchased. In the event that any exercise of the Options shall be for less than the total amount of the then vested Options, the remaining vested Options, shall remain exercisable during the term hereof.

         5. TRANSFERABILITY. The Executive shall at no time sell, assign, or transfer all or any part of the Options granted to him pursuant to this Agreement except in accordance with giving notice to the Company and in accordance with federal and state securities laws.

         6. ADJUSTMENTS FOR CHANGES IN CAPITALIZATION OF THE COMPANY. In the event of any change in the outstanding shares of the Class B Common Stock of Tremont by reason of reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of Tremont or in the shares of the Class B Common Stock, the number of shares covered by the Options and the Exercise Price shall be appropriately adjusted.

         7. FURTHER ASSURANCES. Each of the parties hereto agrees from and after the date hereof that each of them shall from time to time, at the request of the other party and without further consideration, do, execute and deliver, or cause to be done, executed and delivered, all such further acts, things and instruments as may be reasonably required to more effectively evidence and give effect to the provisions and the intent and purposes of this Agreement.

         8. NOTICES. Any notices or other communications given hereunder shall be in writing, and shall be delivered to the parties at the addresses set forth below (or to such other party or entity or address as either party may specify by due notice to the other party). Notices or other communications given by certified mail, return receipt requested, postage prepaid, shall be deemed given three days after the date of mailing. Notice or other communications sent in any other manner shall be deemed given only when actually received:

         (a)      If to Executive:

                  Robert I. Schulman
                  18 Green Valley Road
                  Armonk, New York  10504

         (b)      If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580-1430
                  Attention:  Chief Financial Officer

         9. SOLE AGREEMENT OF PARTIES. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings among the parties hereto, and there are no other covenants, promises, agreements, conditions or understandings, whether oral or written, among the parties hereto in connection with the transaction contemplated by this Agreement. This Agreement may only be amended by a written instrument executed by the parties hereto.

         10. PARTIES IN INTEREST, ASSIGNMENT. This Agreement shall inure to the benefit of and be binding upon Executive and Tremont and their respective successors and assigns; and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

         11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

         12. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13. PUBLIC DISCLOSURE. The parties agreed that no publicity release, public announcement or governmental filings of this Agreement or the transaction contemplated hereby shall be made by any of the parties without the consent of the others, except as may be required by law, regulation or order to which any such party may be subject.

         14. REPRESENTATION. Each party hereby represents and warrants to the other that each has read the above provisions and that each has had a sufficient opportunity to discuss the term and conditions of this Agreement thoroughly with each party's respective advisors prior to signing below. Further, in signing this Agreement, each party has not relied on or been induced to execute this Agreement by any statements, representations, agreements, or promises, oral or written, other than expressly written above in this Agreement.

         in witness whereof, this Agreement has been executed and delivered by the parties hereto as of the date first above written.



By: /s/ Robert I. Schulman
Robert I. Schulman


TREMONT ADVISERS, INC.


By: /s/ Stephen Clayton
Stephen Clayton
Chief Financial Officer

Exhibit 10.46
                             STOCK OPTION AGREEMENT

STOCK OPTION AGREEMENT (the "Agreement") dated as of the June 12, 1997, by and between JOHN L. KEELEY, JR., an individual residing at 4138 Central Avenue, Western Springs, Illinois 60558 (the "Director"); and TREMONT ADVISERS, INC. ("Tremont"), a Delaware Corporation having its principal Director offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York.

                                   WITNESSETH:

WHEREAS, Mr. Keeley is a Director of Tremont; and

WHEREAS, Tremont has decided to grant the Director options to purchase up to 10,000 shares of Tremont Class B common stock ("Class B Common Stock"), par value $0.01 at an exercise price of $3.75 per share.

NOW, THEREFORE, in consideration of the premises and the covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties hereto hereby agree as follows:

         1. OPTION GRANT. Tremont hereby grants to Director an option ("the Option") to acquire up to 10,000 shares of Class B Common Stock (Collectively, the "Option Shares") at an exercise price of $3.75 per share ("Exercise Price").

         2. EXERCISE PERIOD. The Options will expire on the fifth (5th) anniversary of the grant date (being June 12, 2002). The Options shall vest and become exercisable on the following schedule: 2,500 shares as of the date of this agreement, 2,500 shares on the 1st anniversary of the execution of this agreement being June 12, 1998 and 5,000 on the 2nd anniversary of this agreement.
(collectively, the "Exercise Period").

In the event of the termination of the Director, for any reason, whether by the Company or by the Director, or upon the expiration of this Agreement, any options that have not vested will lapse.

In the event that at any time the Director shall desire to sell, assign or transfer all or any part of his vested Options or shares of Stock, he shall first offer such Options or shares of Stock (the "Offered Options" and the "Offered Stock," respectively) to Tremont by written notice, specifying the number of Offered Options and/or the number of shares of Offered Stock. The purchase price for each share of Offered Stock Shall be equal to the best bid price thereof on the date of the Director's offer notice to Tremont. The purchase price for an Offered Option shall be an amount equal to the greater of
(x) $3.75, or (y) the amount of the best bid price for a share of Stock on the date of the Director's offer notice to Tremont less $3.75. Tremont shall have the option, exercisable no later than 7 days after receipt of such notice to purchase the Offered Options and/or the Offered Stock, as the case may be.

         3. METHOD OF EXERCISE. The Options, after vesting, may be exercised during the Exercise Period in whole or in part by giving written notice to Tremont specifying the number of Option Shares to be purchased. The notice must be directed to Tremont at Tremont's Corporate address, which currently is the address set forth in Section 8 below. The date of exercise is the date on which such notice is received by Tremont. Such notice must be accompanied by payment to Tremont in full for the Option Shares to be purchased upon such exercise. Payment may be made in cash, certified check or bank guaranteed check.

         4. DELIVERY OF SHARES. Promptly after payment for the Option Shares referred to in Section 3, Tremont shall deliver to Director a certificate representing the Option Shares so purchased. In the event that any exercise of the Options shall be for less than the total amount of the then vested Options, the remaining vested Options, shall remain exercisable during the term hereof.

         5. TRANSFERABILITY. The Director shall at no time sell, assign, or transfer all or any part of the Options granted to him pursuant to this Agreement except in accordance with giving notice to the Company and in accordance with federal and state securities laws.

         6. ADJUSTMENTS FOR CHANGES IN CAPITALIZATION OF THE COMPANY. In the event of any change in the outstanding shares of the Class B Common Stock of Tremont by reason of reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of Tremont or in the shares of the Class B Common Stock, the number of shares covered by the Options and the Exercise Price shall be appropriately adjusted.

         7. FURTHER ASSURANCES. Each of the parties hereto agrees from and after the date hereof that each of them shall from time to time, at the request of the other party and without further consideration, do, execute and deliver, or cause to be done, executed and delivered, all such further acts, things and instruments as may be reasonably required to more effectively evidence and give effect to the provisions and the intent and purposes of this Agreement.

         8. NOTICES. Any notices or other communications given hereunder shall be in writing, and shall be delivered to the parties at the addresses set forth below (or to such other party or entity or address as either party may specify by due notice to the other party). Notices or other communications given by certified mail, return receipt requested, postage prepaid, shall be deemed given three days after the date of mailing. Notice or other communications sent in any other manner shall be deemed given only when actually received:

         (a)      If to Director:

                  John L. Keeley, Jr.
                  4138 Central Avenue
                  Western Springs, Illinois  60558

         (b)      If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580-1430
                  Attention:  President

         9. SOLE AGREEMENT OF PARTIES. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings among the parties hereto, and there are no other covenants, promises, agreements, conditions or understandings, whether oral or written, among the parties hereto in connection with the transaction contemplated by this Agreement. This Agreement may only be amended by a written instrument executed by the parties hereto.

         10. PARTIES IN INTEREST, ASSIGNMENT. This Agreement shall inure to the benefit of and be binding upon Director and Tremont and their respective successors and assigns; and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

         11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

         12. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13. PUBLIC DISCLOSURE. The parties agreed that no publicity release, public announcement or governmental filings of this Agreement or the transaction contemplated hereby shall be made by any of the parties without the consent of the others, except as may be required by law, regulation or order to which any such party may be subject.

         14. REPRESENTATION. Each party hereby represents and warrants to the other that each has read the above provisions and that each has had a sufficient opportunity to discuss the term and conditions of this Agreement thoroughly with each party's respective advisors prior to signing below. Further, in signing this Agreement, each party has not relied on or been induced to execute this Agreement by any statements, representations, agreements, or promises, oral or written, other than expressly written above in this Agreement.

         in witness whereof, this Agreement has been executed and delivered by the parties hereto as of the date first above written.



By: /s/ John L. Keeley, Jr.
John L. Keeley, Jr.


TREMONT ADVISERS, INC.


By: /s/ Robert Schulman
Robert Schulman
President

Exhibit 10.47

                             STOCK OPTION AGREEMENT

STOCK OPTION AGREEMENT (the "Agreement") dated as of June 12 , 1997, by and between ALAN A. RHEIN, an individual residing at 16 Belmont Drive South, Roslyn Heights, New York 11577 (the "Director"); and TREMONT ADVISERS, INC. ("Tremont"), a Delaware Corporation having its principal Director offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York.

                                   WITNESSETH:

WHEREAS, Mr. Rhein is a Director of Tremont; and

WHEREAS, Tremont has decided to grant the Director options to purchase up to 25,000 shares of Tremont Class B common stock ("Class B Common Stock"), par value $0.01 at an exercise price of $3.75 per share.

NOW, THEREFORE, in consideration of the premises and the covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties hereto hereby agree as follows:

         1. OPTION GRANT. Tremont hereby grants to Director an option ("the Option") to acquire up to 25,000 shares of Class B Common Stock (Collectively, the "Option Shares") at an exercise price of $3.75 per share ("Exercise Price").

         2. EXERCISE PERIOD. The Options will expire on the fifth (5th) anniversary of the grant date (being June 12, 2002). The Options shall vest and become exercisable on the following schedule: 6,250 shares as of the date of this agreement, 6,250 shares on the 1st anniversary of the execution of this agreement being June 12, 1998 and 12,500 on the 2nd anniversary of this agreement.
(collectively, the "Exercise Period").

In the event of the termination of the Director, for any reason, whether by the Company or by the Director, or upon the expiration of this Agreement, any options that have not vested will lapse.

In the event that at any time the Director shall desire to sell, assign or transfer all or any part of his vested Options or shares of Stock, he shall first offer such Options or shares of Stock (the "Offered Options" and the "Offered Stock," respectively) to Tremont by written notice, specifying the number of Offered Options and/or the number of shares of Offered Stock. The purchase price for each share of Offered Stock Shall be equal to the best bid price thereof on the date of the Director's offer notice to Tremont. The purchase price for an Offered Option shall be an amount equal to the greater of
(x) $3.75, or (y) the amount of the best bid price for a share of Stock on the date of the Director's offer notice to Tremont less $3.75. Tremont shall have the option, exercisable no later than 7 days after receipt of such notice to purchase the Offered Options and/or the Offered Stock, as the case may be.

         3. METHOD OF EXERCISE. The Options, after vesting, may be exercised during the Exercise Period in whole or in part by giving written notice to Tremont specifying the number of Option Shares to be purchased. The notice must be directed to Tremont at Tremont's Corporate address, which currently is the address set forth in Section 8 below. The date of exercise is the date on which such notice is received by Tremont. Such notice must be accompanied by payment to Tremont in full for the Option Shares to be purchased upon such exercise. Payment may be made in cash, certified check or bank guaranteed check.

         4. DELIVERY OF SHARES. Promptly after payment for the Option Shares referred to in Section 3, Tremont shall deliver to Director a certificate representing the Option Shares so purchased. In the event that any exercise of the Options shall be for less than the total amount of the then vested Options, the remaining vested Options, shall remain exercisable during the term hereof.

         5. TRANSFERABILITY. The Director shall at no time sell, assign, or transfer all or any part of the Options granted to him pursuant to this Agreement except in accordance with giving notice to the Company and in accordance with federal and state securities laws.

         6. ADJUSTMENTS FOR CHANGES IN CAPITALIZATION OF THE COMPANY. In the event of any change in the outstanding shares of the Class B Common Stock of Tremont by reason of reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of Tremont or in the shares of the Class B Common Stock, the number of shares covered by the Options and the Exercise Price shall be appropriately adjusted.

         7. FURTHER ASSURANCES. Each of the parties hereto agrees from and after the date hereof that each of them shall from time to time, at the request of the other party and without further consideration, do, execute and deliver, or cause to be done, executed and delivered, all such further acts, things and instruments as may be reasonably required to more effectively evidence and give effect to the provisions and the intent and purposes of this Agreement.

         8. NOTICES. Any notices or other communications given hereunder shall be in writing, and shall be delivered to the parties at the addresses set forth below (or to such other party or entity or address as either party may specify by due notice to the other party). Notices or other communications given by certified mail, return receipt requested, postage prepaid, shall be deemed given three days after the date of mailing. Notice or other communications sent in any other manner shall be deemed given only when actually received:

         (a)      If to Director:

                  Alan A. Rhein
                  16 Belmont Drive South
                  Roslyn Heights, New York  11577

         (b)      If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580-1430
                  Attention:  President

         9. SOLE AGREEMENT OF PARTIES. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings among the parties hereto, and there are no other covenants, promises, agreements, conditions or understandings, whether oral or written, among the parties hereto in connection with the transaction contemplated by this Agreement. This Agreement may only be amended by a written instrument executed by the parties hereto.

         10. PARTIES IN INTEREST, ASSIGNMENT. This Agreement shall inure to the benefit of and be binding upon Director and Tremont and their respective successors and assigns; and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

         11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

         12. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13. PUBLIC DISCLOSURE. The parties agreed that no publicity release, public announcement or governmental filings of this Agreement or the transaction contemplated hereby shall be made by any of the parties without the consent of the others, except as may be required by law, regulation or order to which any such party may be subject.

         14. REPRESENTATION. Each party hereby represents and warrants to the other that each has read the above provisions and that each has had a sufficient opportunity to discuss the term and conditions of this Agreement thoroughly with each party's respective advisors prior to signing below. Further, in signing this Agreement, each party has not relied on or been induced to execute this Agreement by any statements, representations, agreements, or promises, oral or written, other than expressly written above in this Agreement.

         in witness whereof, this Agreement has been executed and delivered by the parties hereto as of the date first above written.



By: /s/ Alan A. Rhein
Alan A. Rhein


TREMONT ADVISERS, INC.


By: /s/ Robert Schulman
Robert Schulman
President
                                   3

Exhibit 10.48
                             STOCK OPTION AGREEMENT

STOCK OPTION AGREEMENT (the "Agreement") dated as of June 12, 1997, by and between JIMMY L. THOMAS, an individual residing at 100 Gibbon Street,
Alexandria, Virginia 22314 ( the "Director"); and TREMONT ADVISERS, INC. ("Tremont"), a Delaware Corporation having its principal Director offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York.

                                   WITNESSETH:

WHEREAS, Mr. Thomas is a Director of Tremont; and

WHEREAS, Tremont has decided to grant the Director options to purchase up to 10,000 shares of Tremont Class B common stock ("Class B Common Stock"), par value $0.01 at an exercise price of $3.75 per share.

NOW, THEREFORE, in consideration of the premises and the covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties hereto hereby agree as follows:

         1. OPTION GRANT. Tremont hereby grants to Director an option ("the Option") to acquire up to 10,000 shares of Class B Common Stock (Collectively, the "Option Shares") at an exercise price of $3.75 per share ("Exercise Price").

         2. EXERCISE PERIOD. The Options will expire on the fifth (5th) anniversary of the grant date (being June 12, 2002). The Options shall vest and become exercisable on the following schedule: 2,500 shares as of the date of this agreement, 2,500 shares on the 1st anniversary of the execution of this agreement being June 12, 1998 and 5,000 on the 2nd anniversary of this agreement.
(collectively, the "Exercise Period").

In the event of the termination of the Director, for any reason, whether by the Company or by the Director, or upon the expiration of this Agreement, any options that have not vested will lapse.

In the event that at any time the Director shall desire to sell, assign or transfer all or any part of his vested Options or shares of Stock, he shall first offer such Options or shares of Stock (the "Offered Options" and the "Offered Stock," respectively) to Tremont by written notice, specifying the number of Offered Options and/or the number of shares of Offered Stock. The purchase price for each share of Offered Stock Shall be equal to the best bid price thereof on the date of the Director's offer notice to Tremont. The purchase price for an Offered Option shall be an amount equal to the greater of
(x) $3.75, or (y) the amount of the best bid price for a share of Stock on the date of the Director's offer notice to Tremont less $3.75. Tremont shall have the option, exercisable no later than 7 days after receipt of such notice to purchase the Offered Options and/or the Offered Stock, as the case may be.

         3. METHOD OF EXERCISE. The Options, after vesting, may be exercised during the Exercise Period in whole or in part by giving written notice to Tremont specifying the number of Option Shares to be purchased. The notice must be directed to Tremont at Tremont's Corporate address, which currently is the address set forth in Section 8 below. The date of exercise is the date on which such notice is received by Tremont. Such notice must be accompanied by payment to Tremont in full for the Option Shares to be purchased upon such exercise. Payment may be made in cash, certified check or bank guaranteed check.

         4. DELIVERY OF SHARES. Promptly after payment for the Option Shares referred to in Section 3, Tremont shall deliver to Director a certificate representing the Option Shares so purchased. In the event that any exercise of the Options shall be for less than the total amount of the then vested Options, the remaining vested Options, shall remain exercisable during the term hereof.

         5. TRANSFERABILITY. The Director shall at no time sell, assign, or transfer all or any part of the Options granted to him pursuant to this Agreement except in accordance with giving notice to the Company and in accordance with federal and state securities laws.

         6. ADJUSTMENTS FOR CHANGES IN CAPITALIZATION OF THE COMPANY. In the event of any change in the outstanding shares of the Class B Common Stock of Tremont by reason of reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of Tremont or in the shares of the Class B Common Stock, the number of shares covered by the Options and the Exercise Price shall be appropriately adjusted.

         7. FURTHER ASSURANCES. Each of the parties hereto agrees from and after the date hereof that each of them shall from time to time, at the request of the other party and without further consideration, do, execute and deliver, or cause to be done, executed and delivered, all such further acts, things and instruments as may be reasonably required to more effectively evidence and give effect to the provisions and the intent and purposes of this Agreement.

         8. NOTICES. Any notices or other communications given hereunder shall be in writing, and shall be delivered to the parties at the addresses set forth below (or to such other party or entity or address as either party may specify by due notice to the other party). Notices or other communications given by certified mail, return receipt requested, postage prepaid, shall be deemed given three days after the date of mailing. Notice or other communications sent in any other manner shall be deemed given only when actually received:

         (a)      If to Director:

                  Jimmy L. Thomas
                  100 Gibbon Street
                  Alexandria, Virginia  22314

         (b)      If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580-1430
                  Attention:  President

         9. SOLE AGREEMENT OF PARTIES. This Agreement sets forth all the covenants, promises, agreements, conditions and understandings among the parties hereto, and there are no other covenants, promises, agreements, conditions or understandings, whether oral or written, among the parties hereto in connection with the transaction contemplated by this Agreement. This Agreement may only be amended by a written instrument executed by the parties hereto.

         10. PARTIES IN INTEREST, ASSIGNMENT. This Agreement shall inure to the benefit of and be binding upon Director and Tremont and their respective successors and assigns; and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

         11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

         12. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         13. PUBLIC DISCLOSURE. The parties agreed that no publicity release, public announcement or governmental filings of this Agreement or the transaction contemplated hereby shall be made by any of the parties without the consent of the others, except as may be required by law, regulation or order to which any such party may be subject.

         14. REPRESENTATION. Each party hereby represents and warrants to the other that each has read the above provisions and that each has had a sufficient opportunity to discuss the term and conditions of this Agreement thoroughly with each party's respective advisors prior to signing below. Further, in signing this Agreement, each party has not relied on or been induced to execute this Agreement by any statements, representations, agreements, or promises, oral or written, other than expressly written above in this Agreement.

         in witness whereof, this Agreement has been executed and delivered by the parties hereto as of the date first above written.



By: /s/ Jimmy L. Thomas
Jimmy L. Thomas


TREMONT ADVISERS, INC.


By: /s/ Robert Schulman
Robert Schulman
President

Exhibit 10.49

                                                             EXECUTION COPY







                            STOCK PURCHASE AGREEMENT

                                  by and among

                          TREMONT MRM SERVICES LIMITED

                                       and

                     MUTUAL RISK MANAGEMENT (HOLDINGS) LTD.


                            Dated as of July 1, 1997

                                TABLE OF CONTENTS

                                                                           Page


Section 1.  Definitions and Principles of
            Construction...................................................  1

     1.01   Defined Terms..................................................  1
     1.02   Principles of Construction.....................................  2

Section 2.  Sale and Purchase of Shares....................................  3
     2.01   Sale and Purchase of Common Shares.............................  3
     2.02   Purchase Price.................................................  3
     2.03   Closing........................................................  3

Section 3.  Representations and Warranties of the Company..................  4
     3.01   Organization and Good Standing.................................  4
     3.02   Authorization..................................................  4
     3.03   Enforceability.................................................  5
     3.04   Approvals......................................................  5
     3.05   Capitalization.................................................  6
     3.06   Litigation.....................................................  7
     3.07   Defaults.......................................................  7
     3.08   Memorandum of Association and Bye-laws.........................  7
     3.09   Disclosure.....................................................  7
     3.10   Brokers........................................................  8

Section 4.  Representations and Warranties of the Purchaser................  9
     4.01   Investment Intent..............................................  9
     4.02   No Registration of Securities..................................  9
     4.03   Investor Status................................................  9
     4.04   Organization and Good Standing.................................  9
     4.05   Authorization.................................................. 10
     4.06  Enforceability.................................................. 10
     4.07  Approvals....................................................... 11
     4.08  Brokers......................................................... 11

Section 5. Conditions to Closing........................................... 11
           (a)  Purchase................................................... 11
           (b)  Conditions to Sale......................................... 14

Section 6. Indemnification................................................. 16

Section 7. Notices......................................................... 16

Section 8.  Survival of Representations
            and Warranties................................................. 17
Section 9.  Amendment or Waiver............................................ 18

Section 10. Waiver of Jury Trial........................................... 18

Section 11. Assignment..................................................... 18

Section 12. Miscellaneous.................................................. 18

Schedule 3.04                      -                Approvals
Schedule 3.05(a)                   -                Shareholders

                  This STOCK PURCHASE AGREEMENT, dated as of July 1, 1997, by and among Tremont MRM Services Limited, an exempted Bermuda company (the "Company"), and Mutual Risk Management (Holdings) Ltd., a Bermuda company (the "Purchaser").

                  In consideration of the mutual covenants and agreements set forth herein and for good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

                  Section 1.                Definitions and Principles of
Construction.

                  1.01 Defined Terms. As used in this Agreement, and unless the context requires a different meaning, the following terms have the meanings indicated:

                           "Agreement" shall mean this Agreement, as the same
may be amended, supplemented or modified in accordance with the terms hereof.

                           "Closing" shall have the meaning given to such
term in Section 2.03 hereof.

                           "Closing Date" shall have the meaning given to
such term in Section 2.03 hereof.

                           "Lien" shall mean any lien, pledge, hypothecation,
mortgage, security interest, claim, lease, charge, option, right of first refusal, easement encroachment, transfer restriction, or other encumbrance of any kind.

                           "Material Adverse Effect" shall mean a material
adverse effect upon the business, assets, condition (financial or otherwise), operations or prospects of the Company, taken as a whole.

                           "Persons" shall mean an individual, partnership,
corporation, association, trust, joint venture, unincorporated organization, and any government, governmental department or agency or political subdivision thereof.

                           "Purchase Price" shall have the meaning given to
such term in Section 2.02 hereof.

                           "Shares" shall have the meaning given to such term
in Section 2.01 hereof.

                  1.02 Principles of Construction. (a) All references to sections, schedules and exhibits are to sections, schedules and exhibits in or to this Agreement unless otherwise specified. The words "hereof," "herein," and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provisions of this Agreement.

                           (b)    All accounting terms not specifically defined
herein shall be construed in accordance with United States generally accepted accounting principles.

                  Section 2.                Sale and Purchase of Shares.

                  2.01 Sale and Purchase of Common Shares. At the Closing, the Company agrees to issue and sell to the Purchaser, and, subject to the terms and conditions hereof and in reliance on the representations, warranties and covenants set forth or referred to herein, the Purchaser agrees to purchase from the Company, 2,400 of the Company's common shares (the number of common shares of the Company being purchased by the Purchaser at the Closing is hereinafter referred to as the "Shares").

                  2.02 Purchase Price. The purchase price for the Shares shall be Two Thousand Four Hundred U.S. Dollars (U.S.$2,400) (the
"Purchase Price").

                  2.03 Closing. The closing of the purchase and sale of the Shares (the "Closing") will take place at the offices of Conyers Dill & Pearman, Clarendon House, Church Street, Hamilton HM LX, Bermuda, at 11:00 a.m. local Bermuda time on July 1, 1997, or at such other time, date and place as the parties hereto may agree upon (the "Closing Date"). At the Closing, the

Company  will  deliver to the  Purchaser against  payment  of  the  Purchase
Price,  in  immediately   available  funds, certificates  representing the
Shares. At the Closing, the Purchaser will also make an additional capital contribution to the Company with respect to the Shares in the amount of Nine Hundred Ninety-Seven Thousand Six Hundred U.S. Dollars (U.S. $997,600).

                  Section 3. Representations and Warranties of the Company. The Company represents and warrants to, and for the benefit of, the Purchaser as follows:

                  3.01 Organization and Good Standing. The Company (a) is duly organized and existing in good standing in its jurisdiction of formation, (b) is duly qualified and authorized to do business in all other jurisdictions in which the nature of its business or property makes such qualification necessary, except where such failure to qualify would not have a Material Adverse Effect, and (c) has the power to own its properties and to carry on its business as now conducted and as proposed to be conducted.

                  3.02 Authorization. The execution, delivery and performance by the Company of this Agreement and the issuance and sale by the Company of the Shares (a) are within the Company's corporate power and authority, (b) have been duly authorized by all necessary corporate proceedings, (c) do not conflict with or result in any breach or violation of any provision of the Memorandum of Association or Bye-Laws of the Company (or similar governing documents), (d) do not conflict with or result in any breach or violation of any provision of any law, regulation, or judgment, writ, injunction, license or permit, applicable to the Company, and (e) do not conflict with or result in any breach or violation of any of the terms or conditions of, or constitute (or with notice or lapse of time or both constitute) a default under, or give rise to the creation of any Lien upon any of the property or assets of the Company, under any contract, agreement, lease or other instrument to which the Company is a party or by which any of its assets or properties are bound, the consequences of which, with respect to this clause (e), could reasonably be expected to result in a Material Adverse Effect.

                  3.03 Enforceability. This Agreement has been duly executed and delivered by the Company and constitutes, the valid and legally binding obligation of the Company enforceable against it in accordance with its terms, except to the extent that its enforceability may be limited by applicable bankruptcy, insolvency, reorganization or other laws affecting the enforcement of creditors' rights generally and by principles of equity regarding the availability of remedies.

                  3.04 Approvals. Except as set forth on Schedule 3.04, the execution, delivery and performance by the Company of this Agreement, and the purchase and sale of the Shares, do not require the approval or consent of, or any filing with, any governmental authority or agency or any other Person.

                  3.05 Capitalization. (a) The authorized share capital of the Company consists solely of 12,000 shares, U.S.$1.00 par value per share. Up to the Closing, all of the issued and outstanding share capital of the Company is owned, directly or indirectly, beneficially and of record by the Persons respectively set forth on Schedule 3.05(a). All of the outstanding share capital of the Company is, and upon the delivery to the Purchaser at the Closing of certificates representing the Shares, in the manner set forth in Section 2.03 hereof, the Shares, will be, duly authorized, validly issued, registered in the name of the Purchaser, fully paid and nonassessable. The Shares are free and clear of all Liens.

                           (b)      The Company does not have outstanding any
rights (either pre-emptive or other) or options to subscribe for or purchase from the Company or any warrants or other agreements providing for or requiring the issuance or purchase or other acquisition by or on behalf of the Company of, any share capital or other equity interests or any securities convertible into or exchangeable for the Company's share capital or other equity interests.
To the best of the Company's knowledge, there are no voting trusts or other agreements or understandings with respect to the voting of the share capital or other equity interests of the Company nor any restrictions on the transferability or sale of such shares or other equity interest except as may exist under relevant securities laws. The Company is not subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire, redeem or retire any shares or other equity interests of the Company or any securities convertible into or exchangeable for any such share capital or other equity interests.

                  3.06 Litigation. There is no litigation, at law or in equity or any proceeding before any court, board or other governmental or administrative agency or any arbitrator pending or, to the knowledge of the Company, threatened against the Company. No judgment, decree or order of any court, board or other governmental or administrative agency or arbitrator has been issued against or binds the Company.

                  3.07 Defaults. The Company is not, nor upon and immediately after consummation of the transactions contemplated hereby, will be, in default in any material respect under any provisions of its Memorandum of Association or Bye-laws (or similar governing documents) or under any provisions of any franchise, contract, agreement, lease or other instrument to which the Company is a party or by which the Company or its properties or assets is bound nor is the Company in violation of any law, judgment, decree or governmental order, rule or regulation which default or violation has or would have a Material Adverse Effect.

                  3.08 Memorandum of Association and Bye-Laws. The copies of the Memorandum of Association and Bye-Laws (or similar governing documents) of the Company, and all amendments to each, which shall have been delivered by the Company to the Purchaser on or prior to the Closing Date, are true, correct and complete.

                  3.09 Disclosure. (a) All written information with respect to the Company, and, to the best of the Company's knowledge after due inquiry, the business and the assets of the Company furnished to the Purchaser by the Company, or on behalf of the Company, were, at the time the same were so furnished, complete and correct in all material respects, or have been subsequently supplemented by other written information to the extent necessary to give the Purchaser a true and accurate knowledge of the subject matter of such written information in all material respects. There is no fact known to the Company, which has a Material Adverse Effect, or so far as the Company can reasonably foresee, is reasonably likely to have a Material Adverse Effect, which has not been set forth in such written information disclosed to the Purchaser prior to the Closing Date.

                           (b)    No representation, warranty or statement made
by the Company in this Agreement, or in any agreement, certificate, statement or document required to be delivered pursuant hereto, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained in this Agreement or in such other agreement, certificate, statement or document not misleading in light of the circumstances in which they were made.

                  3.10 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by the Company directly with the Purchaser without the intervention of any Person on behalf of the Company in such manner as to give rise to any valid claim by any Person against the Purchaser for a finder's fee, brokerage commission or similar payment.

                  Section 4. Representations and Warranties of the Purchaser. The Purchaser represents and warrants to the Company that:

                  4.01 Investment Intent. The Purchaser is acquiring the Shares for investment, and not with a view to selling or otherwise distributing the Shares.

                  4.02 No Registration of Securities. The Purchaser is aware that the Shares have not been registered under any relevant securities laws, and may therefore be subject to restrictions on transfer under such laws.

                  4.03 Investor Status. (a) The Purchaser is able to bear the economic risk of the investment of the Purchaser in the Shares and has such knowledge and experience in financial and business matters, so as to be capable of evaluating the merits and risks of the prospective investment in the Shares.

                           (b)      The Purchaser is aware that no governmental
agency has (i) made any finding or determination as to the fairness of any aspect of the investment in the Shares or (ii) passed on or endorsed the merits of the purchase of the Shares.

                  4.04 Organization and Good Standing. The Purchaser has been duly organized and is validly existing and in good standing under the laws of Bermuda, and it has the legal right and all necessary corporate power and authority to execute, deliver and perform all of its obligations under this Agreement. Prior to the Closing Date, the Purchaser shall have delivered to the Company copies of the Purchaser's Memorandum of Association and Bye-Laws (or similar governing documents), together with all amendments thereto.

                  4.05 Authorization. The execution, delivery and performance by the Purchaser of this Agreement, and the purchase by the Purchaser of the Shares
(a) are within the Purchaser's corporate power and authority, (b) have been duly authorized by all necessary corporate proceedings of the Purchaser, (c) do not conflict with or result in any breach or violation of any provision of the Memorandum of Association or Bye-Laws (or similar governing documents) of the Purchaser, (d) do not conflict with or result in any breach or violation of any provision of any law, regulation, order, judgment, writ, injunction, license or permit, applicable to the Purchaser, or (e) conflict with or result in any breach or violation of any of the terms or conditions of, or constitute (or with notice or lapse of time or both constitute) a default under, or give rise to the creation of any lien upon any of the property or assets of the Purchaser, under any contract, agreement, lease or other instrument to which the Purchaser is a party or by which any of its respective assets or properties is bound, the consequences of which, with respect to this clause (e), could reasonably be expected to have a material adverse effect on the validity or enforceability of this Agreement or on the ability of the Purchaser to perform its obligations hereunder.

                  4.06 Enforceability. This Agreement has been duly executed and delivered and is the valid and binding obligation of the Purchaser enforceable in accordance with its terms, except to the extent that its enforceability may be limited by applicable bankruptcy, insolvency, reorganization or other laws affecting the enforcement of creditors' rights generally and by principles of equity regarding the availability of remedies.

                  4.07 Approvals. The execution, delivery and performance by the Purchaser of this Agreement, and the purchase and sale of the Shares, do not require the approval or consent of, or any filing with, any governmental authority or agency or other Person.

                  4.08 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by the Purchaser directly with the Company, without the intervention of any Person on behalf of the Purchaser in such manner as to give rise to any valid claim by any Person against the Company or any Subsidiary for a finder's fee, brokerage commission or similar payment.

                  Section 5.                Conditions to Closing.

                  (a) Conditions to Purchase. The Purchaser's obligation to purchase the Shares at the Closing, pursuant to this Agreement, is subject to compliance by the Company with its agreements herein contained, and to the satisfaction, on or prior to the Closing Date with respect to the Purchaser's obligation to consummate the Closing, of the following conditions (compliance with which or the occurrence of which may be waived in whole or in part in writing by the Purchaser):

                           (i)    Charter Documents; Good Standing Certificate.
The Purchaser  shall have received from the Company  copies of the Memorandum of

Association and Bye-Laws of the Company as in effect on the Closing Date, certified as to their completeness and accuracy by a duly authorized officer of the Company.

                           (ii)     Proof of Corporate Action.  The Purchaser
shall have received from the Company copies, certified by a duly authorized officer thereof to be true and complete as of the Closing Date, of the records of all corporate action taken to authorize the execution, delivery and performance of this Agreement.

                           (iii)         Incumbency Certificate.  The Purchaser
shall have received from the Company an incumbency certificate, dated the Closing Date, signed by a duly authorized officer thereof, and giving the name and bearing a specimen signature of each individual who shall be authorized to sign, in the name and on behalf of the Company, this Agreement and to give notices and to take other action on behalf of the Company under this Agreement.

                           (iv)     Representations and Warranties; Officers'
Certificates. The representations and warranties of the Company contained or incorporated by reference herein shall be true and correct in all material respects on and as of the Closing Date; and the Company shall have performed and complied with all conditions, covenants and agreements required to be performed or complied with by it prior to the Closing Date; and the Purchaser shall have received on the Closing Date a certificate to these effects signed by an authorized officer of the Company.

                           (v)    Legality; Authorization.  The purchase of the
Shares shall not be prohibited by any law or governmental order or regulation, and shall not subject the Purchaser to any penalty, special tax or other onerous condition. All necessary consents, approvals, licenses, permits, orders and authorization of, or registrations, declarations and filings with, any governmental or administrative agency or with any other Person, with respect to any of the transactions contemplated by this Agreement shall have been fully obtained or made and shall be in full force and effect.

                           (vi)     Litigation, Etc.  No suit, action,
investigation, inquiry or other proceeding (including, without limitation, the enactment or promulgation of a statute or rule) by or before any arbitrator or any governmental injunction or order by any court having jurisdiction shall have been entered (1) as of the Closing Date in connection with the Agreement or any of the transactions contemplated hereby or (2) at the Closing Date, which would have a Material Adverse Effect or a material adverse effect on the transactions contemplated by this Agreement, including, without limitation, the acquisition of the Shares contemplated hereby.

                           (vii)            General.  All instruments and legal,
governmental, administrative and corporate proceedings in connection with the transactions contemplated by this Agreement shall be reasonably satisfactory in form and substance to the Purchaser, and the Purchaser shall have received copies of all documents, including, without limitation, records of corporate or other proceedings, opinions of counsel, consents, licenses, approvals, permits and orders which the Purchaser may have reasonably requested in connection therewith.

                  (b) Conditions to Sale. The Company's obligation to issue and sell the Shares at the Closing, pursuant to this Agreement, is subject to compliance by the Purchaser with its agreements herein contained, and to the satisfaction, on or prior to the Closing Date with respect to the Company's obligation to consummate the Closing, of the following conditions (compliance with which or the occurrence of which may be waived in whole or in part in writing by the Company):
                           (i)      Charter Documents; Compliance Certificate.
The Company shall have received from the Purchaser (A) copies of the Memorandum of Association and Bye-Laws of the Company as in effect on the Closing Date, certified as to their completeness and accuracy by a duly authorized officer of the Purchaser, and (B) a compliance certificate, dated not more than twenty days prior to the Closing Date, of an appropriate government official certifying that the Purchaser is in compliance under the laws of Bermuda as contemplated by such certificate.

                           (ii)  Proof of Corporate Action.  The Company shall
have received from the Purchaser copies, certified by a duly authorized officer thereof to be true and complete as of the Closing Date, of the records of all corporate action taken to authorize the execution, delivery and performance of this Agreement.

                           (iii)            Incumbency Certificate.  The Company
shall have received from the Purchaser an incumbency certificate, dated the Closing Date, signed by a duly authorized officer thereof, and giving the name and bearing a specimen signature of each individual who shall be authorized to sign, in the name and on behalf of the Purchaser, this Agreement and to give notices and to take other action on behalf of the Purchaser under this Agreement.

                           (iv)     Representations and Warranties; Officers'
Certificates. The representations and warranties of the Purchaser contained or incorporated by reference herein shall be true and correct in all material respects on and as of the Closing Date; and the Purchaser shall have performed and complied with all conditions, covenants and agreements required to be performed or complied with by it prior to the Closing Date; and the Company shall have received on the Closing Date a certificate to these effects signed by an authorized officer of the Purchaser.

                           (v)    Legality; Authorization.  The purchase of the
Shares shall not be prohibited by any law or governmental order or regulation, and shall not subject the Company to any penalty, special tax or other onerous condition. All necessary consents, approvals, licenses, permits, orders and authorization of, or registrations, declarations and filings with, any governmental or administrative agency or with any other Person, with respect to any of the transactions contemplated by this Agreement shall have been fully obtained or made and shall be in full force and effect.

                  Section 6. Indemnification. (a) The Company and the Purchaser each agree to indemnify and hold the other harmless against any and all claims, liabilities, costs, damages or
expenses (including reasonable counsel fees and disbursements)
which  at  any  time  may  be   incurred  by  the  other  as  a  result  of  any
misrepresentation, breach of warranty or non-fulfillment of any covenant on the part of the indemnifying party contained herein.

                           (b)      Subject to Section 8, the obligations of the
Company and the Purchaser under this Section 8 shall survive payment or transfer of the Shares.

                  Section 7. Notices. Any notice or other communication in connection with this Agreement shall be deemed to be delivered if in writing (or in the form of a telecopy) addressed as provided below and if either (a) actually delivered or telecopied to said address or (b) in the case of a letter, the business day after the same shall have been deposited with a recognized international overnight courier:

                  If to the Company:

                           Tremont MRM Services Limited
                           Tremont House, 4 Park Road
                           Hamilton HM11, Bermuda
                           Attention: Secretary
                           Facsimile No.: 441-296-0667

                  With a copy to:

                           Newman Tannenbaum Helpern
                             Syracuse & Hirschtritt LLP
                           900 Third Avenue
                           New York, New York  10022
                           Attention: Michael G. Tannenbaum, Esq.
                           Facsimile No.: 212-371-1084

                  If to the Purchaser:

                           Mutual Risk Management (Holdings) Ltd.
                           44 Church Street
                           P.O. Box HM 2064
                           Hamilton HM HX, Bermuda
                           Attention: Secretary
                           Facsimile No.: 441-292-1867

                  With a copy to:

                           Gould & Wilkie
                           One Chase Manhattan Plaza
                           New York, New York  10005
                           Attention: Frederick W. London, Esq.
                           Facsimile No.: 212-809-6890



                  Section 8. Survival of Representations and Warranties. All agreements, representations and warranties made herein or in any certificate or other document referred to herein or delivered pursuant hereto shall survive (i) with respect to representations and warranties contained herein, until eighteen
(18) months after the Closing, (ii) until eighteen (18) months after the Closing with respect to each covenant and agreement contained herein which is to be performed on or before the Closing, and (iii) with respect to each other covenant and agreement contained herein until the last date on which such covenant or agreement specifies it is to be performed, or, if no such date is specified, indefinitely.

                  Section 9. Amendment or Waiver. Neither this Agreement nor any terms hereof may be changed, waived, discharged or terminated unless such change, waiver, discharge or termination is in writing signed by the Company and the Purchaser.

                  Section 10. Waiver of Jury Trial. Each of the Company and the Purchaser hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to the actions of the Company and the Purchaser pursuant to this Agreement in the negotiation, administration, performance or enforcement thereof.

                  Section 11. Assignment. This Agreement is not assignable except by operation of law or as each of the parties hereto may agree in writing and any attempted assignment in violation of this provision shall be null and void.

                  Section  12.  Miscellaneous.  This  Agreement  (including  the
Exhibits and Schedules) sets forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby and supersede any prior written or oral understandings with respect thereto. The invalidity or unenforceability of any terms or provisions hereof shall not affect the validity or enforceability of any other term or provision hereof. The headings in this Agreement are for convenience of reference only and shall not alter or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts which together shall constitute one instrument and shall be governed by and construed in accordance with laws of Bermuda without giving regard to the principles of conflicts of law, and shall bind and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

                  IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Agreement as of the date first above written.



                                                 TREMONT MRM SERVICES LIMITED

ATTEST:                                        By:/s/ Spottswood P. Dudley
                                                  Name: Spottswood P. Dudley
/s/ David J. Doyle                                Title: President
Name: David J. Doyle
Title:



                                                 MUTUAL RISK MANAGEMENT
                                                 (HOLDINGS) LTD.

ATTEST:                                         By: /s/ David J. Doyle
                                                   Name: David J. Doyle
_____________________                              Title:
Name:
Title:

                                   SCHEDULE 3.04

                                   Approvals

                                     None.

                                 SCHEDULE 3.05(A)

                                  Shareholders

         The existing shareholders of Tremont MRM Services Limited are:



               NAME                                     NUMBER OF SHARES OWNED

Tremont (Bermuda) Limited                                               4,800
The Anglo-Dutch Insurance Company Limited                               4,800

Exhibit 10.50

                             SHAREHOLDERS' AGREEMENT


         SHAREHOLDERS' AGREEMENT made as of the 1st day of July, 1997 by and among TREMONT MRM SERVICES LIMITED, an exempted Bermuda company, having a place of business at Tremont House, 4 Park Road, Hamilton, HM11, Bermuda (the "Company") Tremont (Bermuda) Limited, an exempted Bermuda company, having a place of business at Tremont House, 4 Park Road, Hamilton HM 11, Bermuda
("TBL"), The Anglo-Dutch Insurance Company Limited, a Cayman Islands corporation, having a place of business at Genesis Building, 2nd Floor, Georgetown, Grand Cayman, Cayman Islands, B.W.I. ("Anglo-Dutch") and Mutual Risk Management (Holdings) Ltd., a Bermuda corporation, having a place of business at 44 Church Street, Hamilton HM HX, Bermuda ("MRM"). Each of TBL, AngloDutch and MRM are referred to as a "Shareholder" and, collectively, as the "Shareholders."

                                    W I T N E S S E T H :

         WHEREAS, TBL and Anglo-Dutch have heretofore operated as an informal joint venture to render services to Tremont International Insurance Ltd., a Cayman Islands exempted limited company ("TIL");

         WHEREAS, the parties hereto wish to form an exempted Bermuda company, admit MRM to the Company as a shareholder and desire to set forth their rights and obligations vis-a-vis the Company;

         WHEREAS, the Company shall enter into a certain Services Agreement with TIL for the development, administration, marketing and sale of certain insurance products and the performance of certain other services as set forth in the Services Agreement;

         WHEREAS, the Memorandum of Association and Bye-Laws of the Company provide that the Company is authorized to issue 12,000 shares of capital stock $1.00 par value per share (the "Shares"); and

         WHEREAS, the Shareholders desire to set forth certain restrictions and obligations on themselves, the Company and the shares of the Company; and

         WHEREAS, the directors of the Company have considered it in the interests of the Company to enter into this Agreement.

         NOW, THEREFORE, it is agreed as follows:

         1.       Purpose and Mandatory Activities

                  (a) Purpose. The purpose of the Company (the "Purpose") is to enter into the Services Agreement, to develop, administer, market and sell the

Products, to perform other services for TIL pursuant to the Services Agreement, and to engage in such other activities as may be in furtherance of said Purpose. Other than unsecured trade payables incurred in the ordinary course of the Company's business, the Company shall incur no indebtedness except with the prior consent of two of the three Shareholders. The Company shall not engage in any other business without the prior consent of all of the Shareholders.

                  In amplification of the foregoing and as set forth elsewhere in this Agreement, the Shareholders hereby confirm that the Company is a special purpose entity which: (i) shall not own any asset other than such personalty, equipment and/or fixtures as may be reasonably related thereto the Purpose; (ii) shall not engage in any business operations other than those necessary for the Purpose and any business transactions which are entered into between the Company and any Shareholder or Affiliate of any Shareholder shall be entered into upon terms and conditions that are intrinsically fair and substantially similar to those that would be available on an arm's-length basis with third parties (the Shareholders agree that the Services Agreement satisfies such condition); (iii) shall be solvent and pay its debts from its assets as the same become due; (iv) shall maintain books and records and bank accounts separate from those of its Affiliates, including its Shareholders; (v) shall be, and at all times shall hold itself out to the public as, a legal entity separate and distinct from any other entity (including any Affiliate and any Shareholder); (vi) shall file its own tax returns; (vii) shall maintain adequate capital for the normal obligations reasonably foreseeable in a business of its respective size and character and in light of its respective contemplated business operations; and
(viii) shall not commingle its funds or assets with any other person or entity.

                  (b) Mandatory Activities. Notwithstanding anything to the contrary set forth in this Agreement, the Company, at all times, shall:

                           (i)      hold its assets in its own name;

                           (ii)     conduct its own business in its own name;

                           (iii) comply in all respects at all times with the provisions of the Services Agreement;

                           (iv) maintain its books, records, resolutions and agreements as official records;

                           (v)   pay its own liabilities out of its own funds;

                           (vi) observe all corporate formalities, particularly as required under Bermuda law;

                           (vii) maintain an arm's-length relationship with its Affiliates;

                           (viii) pay the salaries of its own employees and maintain a sufficient number of employees in light of its contemplated business operations;

                           (ix) not guarantee or become obligated for the debts of any other entity or hold out its credit as being available to satisfy the obligations of others;

                           (x)      not acquire obligations of Affiliates;

                           (xi)   not make loans to any other person or entity;

                           (xii) allocate fairly and reasonably any overhead for shared office space;

                           (xiii)       use separate stationery, invoices, and
                           checks;

                           (xiv) not pledge its assets for the benefit of any other entity;

                           (xv) hold itself out as a separate entity, and not fail to correct any known misunderstanding regarding its separate identity;

                           (xvi) not identify itself or any of its Affiliates as a division or part of the other; and

                           (xvii) not engage in business in the United States.


                  The Board of Directors of the Company shall be responsible for ensuring that the requirements of Section 1(a) and this Section 1(b) shall be complied with by the Company.

                  (c) Meetings, Etc. All meetings of the Board of Directors or Shareholders of the Company shall be held in either
Bermuda or the Cayman Islands.

         2.       Management and Control

                  (a) The Memorandum of Association and Bye-Laws of the Company, as heretofore adopted by the Company and as amended to date, are, by its execution of this Agreement, approved by each of the Shareholders.

                  (b) The Board of Directors of the Company (the "Board" or "Board of Directors"), consists of Robert I. Schulman and Sandra L. Manzke (appointed by TBL); Spottswood Dudley and James Salvaggi (appointed by Anglo-Dutch); and Richard E. O'Brien (appointed by MRM). Each Shareholder, by its execution of this Agreement, ratifies and confirms the appointment of the foregoing individuals as Directors of the Company. The Board of Directors shall consist of at least two individuals, one appointed by TBL and one appointed by Anglo-Dutch. TBL and Anglo-Dutch may increase the number of individuals to be appointed by each to any equal number. MRM shall have the right to appoint to the Board of Directors one or more individuals, not to exceed one-third of the total number of individuals on the Board of Directors.

                  (c) The current officers of the Company, as heretofore elected by the Board, are as follows: Sandra L. Manzke, Managing Director; Spottswood Dudley, President; Robert I. Schulman, Executive Vice President; James Salvaggi, Vice PresidentSecretary/Treasurer. Each Shareholder, by its execution of this Agreement, ratifies and confirms the election of such persons as officers of the Company and agrees that each such officer shall serve in such capacity until removed by a majority of the Board of Directors.

                  (d) The fiscal year of the Company shall be as determined by the Board.

                  (e) The bank accounts of the Company shall be maintained at such banks as shall be decided by the Board and require such signatures as the Board shall determine.

                  (f) The Board shall be responsible for the management of the Company's business, subject to the provisions of the other Sections of this Agreement which shall limit and restrict the authority of the Board to the fullest extent permitted by law without derogating from the fiduciary duties of the Board (and each of its members) to the Company.

                  (g) Notwithstanding anything to the contrary contained in this Agreement or applicable law, the Board of Directors shall not have the power or authority, without the consent of all of the Shareholders (a) to cause the Company to take any Bankruptcy Action or (b) to cause the Company to commence winding up, dissolve, liquidate, consolidate, merge or sell all or substantially all of its assets.

                  (h) No Director or Shareholder shall be required to devote its full working time to the Company but shall devote reasonable efforts of the type a prudent businessman would devote in similar circumstances which may be necessary in order properly to supervise the affairs and business of the Company.

                  (i) Unless there shall be prior approval by MRM, Anglo-Dutch will not originate any new insurance applications for business to be written after the date of this Agreement during the Term.

                  (j) In connection with the Company's services under the Services Agreement:

                           (i) Anglo-Dutch shall supervise the Company's services as they relate to insurance services;

                           (ii) MRM shall supervise the Company's services as they relate to the actual issuance of policies; and

                           (iii) TBL shall supervise all pricing issues and investment management.

                  (k) Each Director and Shareholder shall devote so much of its time to the business of the Company as in its judgment the conduct of the Company's business shall require, and, except as otherwise provided in this Agreement or in any other agreement among the parties, each Director and Shareholder may engage in business ventures of any nature and description independently or with others and neither the Company nor any of the Directors and Shareholders shall have any rights in and to such independent venturers or the income or profits derived therefrom.

                  (l) Each Shareholder, by its execution of this Agreement, ratifies and confirms that the Board shall act by majority vote, except as otherwise provided in Section 3 hereof.

                  (m) In the event that TBL shall cause any of its employees and/or affiliates to render certain financial and administration services to the

Company, such services shall be provided at such rates as the Company and TBL shall agree.

                  (n) Attached hereto is a schedule showing the anticipated expenses of the Company, aggregating $1,000,000 for the period June 30, 1997 through June 30, 1998. These projections will be updated by the Board at least annually. It is anticipated that the $1,000,000 capital contribution by MRM will be utilized for the 1997-1998 expenses.

                  (o) Each Director and Shareholder will have access, at all reasonable times at the Company's office, to the books and records of the Company.

         3.       Actions Requiring Unanimous Consent

                  Each Shareholder, by its execution of this Agreement, ratifies and confirms that the unanimous decision of the Board shall be required with respect to any of the following matters:

                           (i) Issuance by the Company of any Shares or other securities to any person;

                           (ii)     Recapitalization of the Company's Shares;

                           (iii) Liquidation or dissolution of the Company or other cessation of the Company's business;

                           (iv) Voluntary winding up of the Company or other action by the Company for relief under any laws relating to bankruptcy or insolvency;

                           (v) Reorganization of the Company, including, without limitation, sale of substantially all of the assets of the Company, merger or consolidation of the Company with any other entity or spin-off or split up of the Company;

                           (vi)  Recommendation of the amount of any dividend;

                           (vii) Approval of any transaction with any Affiliate of any of the Shareholders, or of any transaction with a partner, shareholder, officer or director of any Affiliate of any of the Shareholders; or

                           (viii) Approval of the Corporation's purchase of Shares pursuant to Sections 7 or 9 (except that the vote of any Director appointed by the Selling Shareholder shall not be required).

         4.       Share Ownership

                  As of the date of this Agreement, an aggregate of 12,000 Shares are issued and outstanding. The number of Shares owned by each of the Shareholders, and the percentage of the total number of Shares issued and outstanding owned by each Shareholder, is set forth below opposite the respective Shareholder's name.

=============================================================================================================================
 Initial                                                                  Number                  Percentage
                                Capital                                    of                       of
  Name                         Contribution                               Shares                   Ownership
-----------------------------------------------------------------------------------------------------------------------------
   TBL                           $4,800                                    4800                       40%





-----------------------------------------------------------------------------------------------------------------------------
Anglo-Dutch                      $4,800                                    4800                       40%
-----------------------------------------------------------------------------------------------------------------------------
    MRM                          $2,400                                    2400                       20%
=============================================================================================================================

                  In addition, MRM is making, as of the date of this Agreement, an additional capital contribution of $997,600 and no additional Shares shall be issued to MRM as a consequence of that contribution.

         5.       Restrictions on Transfer of Shares

                  (a) Except as otherwise provided in this Agreement, no Shareholder shall at any time during the term of this Agreement, sell, assign, encumber, transfer, pledge or hypothecate or otherwise dispose of all or any part of the Shares now owned or hereafter acquired by him or any interest therein except by a transfer of the entire legal and beneficial interest therein and in the manner hereinafter provided. Any such purported encumbrance, transfer or disposition in violation of this Agreement shall be invalid and of no force and effect in relation to any other Shareholder and so far as permitted by law shall not be recorded on the books of the Company. Any proposed transfer must be in compliance with all requirements of the law of Bermuda including the securing of any required approvals.

                  (b) Any additional or substituted person or entity who becomes a Shareholder in the Company shall be required, as a condition precedent to the issuance or transfer of Shares to it, to agree in writing to be bound by the terms of this Agreement.


                  (c) Notwithstanding the foregoing, any of the Shareholders may transfer to any employee of the Company Shares in the Company (up to an aggregate of 5% of the Company's Shares for all such transfers) free, except as provided in this subsection (c), of the restrictions imposed by this Agreement. Any such employee transferee shall agree that he shall not sell, assign, encumber, transfer, pledge, hypothecate or otherwise dispose of all or any part of his or her Shares and, further, that upon termination of his employment, he shall sell his Shares back to the transferring Shareholder for such price as the transferring Shareholder may designate at the time of transfer. Any Shares so repurchased may be transferred to other employees upon the same terms.

         6.       Endorsement of Share Certificates

                  All Share certificates now or hereafter issued by the Company shall be subject to this Agreement and shall bear the following legend:

                  "The Shares evidenced by this certificate or any certificate issued in exchange or transfer therefor are and will be subject to, and may be transferred only in accordance with the agreement dated as of the 1st day of July 1997 by and among the Company and its shareholders and any amendments thereto, which agreement provides for restrictions on the transfer, encumbrance and disposition of the Shares of the Company and which is on file at the registered office of the Company."

         7.       Voluntary Sale of Shares--Bona Fide Offer

                  (a) In the event that any Shareholder shall have received, and wishes to accept, a bona fide offer from one or more third parties to purchase all but not less than all of its Shares (the "Offered Shares") the Shareholder (the "Selling Shareholder") shall offer the Offered Shares to the Company and the remaining Shareholders pursuant to the procedures set forth in this Section 7.

                  (b) In the event that a Selling Shareholder shall be required to offer the Offered Shares to the Company and/or the remaining Shareholders pursuant to Section 7(a), the Selling Shareholder shall offer such Shares to the

Company and the remaining Shareholders by written notice (the "Offer Notice"), which Offer Notice shall be given simultaneously to the Company and to the remaining Shareholders, advising them of its intention to make such disposition. The Offer Notice shall (i) set forth the name(s) and address(es) of the party(ies) having made such offer (the "Offerors") and (ii) specify the number of Shares subject to the offer, the intended purchase price thereof and the method of payment therefor and any other material terms of such offer. Such options available to the Company and/or the remaining Shareholders shall be exercisable in accordance with the provisions of Section 7(c) and Section 7(e) hereof.

                  (c) The Company shall have the option, exercisable no later than forty-five (45) days after receipt of the Offer Notice and subject to all applicable laws and regulations (the "Company Exercise Period"), to agree to purchase, at the price determined and upon the terms provided in Section 8 hereof, all or part of the Offered Shares as indicated in this Section 7(c); provided, however, that this Section 7(c) shall not apply to any offer made by an Offeror which the Company has reasonable cause to believe may not be a bona fide purchase offer; and provided, further, that the Company shall have the option to purchase less than all of the Offered Shares only in the event the balance of the Offered Shares are purchased by the remaining Shareholders as provided in this Section 7.

                  (d) If the Company shall elect to exercise this option, it shall give a written notice of exercise to the Selling Shareholder, no later than five (5) business days prior to the expiration of the aforesaid Company Exercise Period, which notice (hereinafter the "Company Exercise Notice") shall specify the number of shares being purchased by the Company. In the event the Company and/or any remaining Shareholder(s) elect to purchase the Offered Shares pursuant to this Section 7 (each such purchaser shall sometimes hereinafter be referred to as a "Purchaser"), then the closing shall take place at the registered office of the Company or such other place as the Company may reasonably designate (i) in the event the Company shall elect to purchase all of the Offered Shares, within sixty (60) days after the giving of such Company Exercise Notice, or (ii) in the event the Company shall elect to purchase less than all of the Offered Shares, within sixty (60) days after the giving of all "Shareholder Exercise Notices" (as such term is defined in Section 7(e) hereof). At the closing, the purchase price shall be paid and the Shares shall be transferred, as set forth in Section 8 hereof.

                  (e) If the Company shall fail to elect to exercise, in part or in whole, its option to purchase the Offered Shares, then each remaining

Shareholder shall have the option to purchase its proportionate share of the Offered Shares, other than those Shares purchased by the Company pursuant to
Section 7(c) hereof, such proportionate share to be based upon the ratio of the number of Shares held by each such accepting Shareholder to the total number of issued and outstanding shares of Shares held by all accepting Shareholders. This option to the remaining Shareholders shall be exercisable, if at all, within the thirty (30) day period following the expiration of the Company Exercise Period as above provided in Section 7(d) (the "Shareholder Exercise Period"). If any Shareholder shall elect to exercise its option, such Shareholder shall give a written notice of exercise to the Company and the Selling Shareholder prior to the expiration of the aforesaid Shareholder Exercise Period (the "Shareholder Exercise Notice").

                  (f) In the event that the option is exercised by the Company and the Company does not have a surplus sufficient to enable the Company lawfully to make such purchase, then the Company and the Shareholders will promptly take all action which may be necessary and permitted by law (including reducing the capital of the Company) in order to make funds available in an amount sufficient to pay such sums that may be required on account of the purchase price. Each Shareholder, by its execution of this Agreement, agrees to vote its Shares in such manner as to accomplish the availability of such funds, and the Selling Shareholder shall be deemed to have given the President of the Company its proxy for such purpose or, if the President of the Company is the Selling Shareholder or there shall be no person occupying the office of President, such proxy shall be deemed given to the Secretary of the Company.
In addition, the Company shall be able to exercise the option only if it has sufficient capital under Bermuda law.

                  (g) In the event that the options granted to the Company and the remaining Shareholders pursuant to this Section 7 are not exercised as herein provided, the Selling Shareholder shall have the right to dispose of all of the shares owned by the Selling Shareholder at the price and on the terms specified in the Offer Notice and subject to the terms of this Agreement; provided, however, that the offer and sale of the shares shall, in all respects comply with the registration provisions of (or be exempt from the registration provisions of) any applicable securities law and the conclusive written opinion of the Offeror's counsel that the offer and sale comply with said registration provisions or are exempt therefrom shall be received by the Company. Copies of all documents relating to such sale shall be forwarded to the Secretary of the Company no later than five (5) days after the date of the sale. If such sale is not consummated within sixty (60) days after the expiration of the option period, the Selling Shareholder's Shares shall again be subject to all of the terms and provisions of this Agreement.

         8.       Purchase Price for Sale under Section 7

                  (a) In the event that one or more Purchasers (as defined in Section 7(d)) elect to purchase Shares from the Selling Shareholder as provided in Section 7 above, the purchase price for the Offered Shares shall be at the price and payable on the terms which are designated in the Offer Notice provided for in Section 7(b) above.

                  (b) In order to provide security for the payment of the deferred portion of the purchase price, if any, the Selling Shareholder shall deliver at closing the certificates evidencing the number of Shares being purchased by the Purchaser, together with duly executed instruments of transfer of such shares, to such person as shall be acceptable to both parties as escrow agent (the "Escrow Agent"). Upon receipt of payment in full of each installment of principal and interest on such deferred portion, the Escrow Agent shall release to the maker of the related note or other evidence of indebtedness note a duly endorsed share transfer certificate with any required transfer tax stamps affixed thereto, representing that fraction of the Shares which such Purchaser has purchased which corresponds to a fraction the numerator of which shall equal the principal payment made and the denominator of which shall equal the original principal amount of the Purchaser's note or other evidence of indebtedness.

                  (c) In the event of any default in the payment of the deferred portion of the purchase price, if any, the Selling Shareholder shall give notice thereof to the Escrow Agent, and the Escrow Agent shall thereupon hold the certificates and share transfer instruments in respect of such Shares until there shall be delivered to the Escrow Agent a copy of a final judgment directing disposition of the Shares or a letter of instructions signed by the Selling Shareholder and the Purchaser directing disposition of the Shares. So long as a Purchaser's purchased Shares shall be held by the Escrow Agent, he she or it shall receive any distributions thereon to hold the same upon trust. Until notice of default, the Escrow Agent shall deliver such distributions to the
Purchaser; after notice of default, the Escrow Agent shall hold such distributions pending instructions as set forth above. Voting rights with respect to such Shares shall be exercisable by the Purchaser so long as the shares are held by the Escrow Agent, and the Selling Shareholder shall at closing deliver such instruments of proxy as may be necessary or appropriate to give effect to the terms of this Section 8.

         9.       Additional Options to Purchase Shares

                  (a) In the event that any Shareholder shall desire to sell all or a portion of its shares of Stock when it has not received a bona fide offer as described in Section 7(a), the Shareholder (the "Selling Shareholder") shall offer such shares (the "Offered Shares") to the Company and the remaining Shareholders pursuant to the procedures set forth in Section 7; provided, however, that the notice hereunder shall specify only the number of Offered Shares. The options available to the Company and the remaining Shareholders to purchase all of the Offered Shares shall be exercisable in writing by notice to the Selling Shareholder as specified in Section 7(d) or Section 7(e), as the case may be, at the price determined and on the terms set forth in Section 10 hereof, and the closing of the transaction shall take place no later than sixty
(60) days after the exercise of the option.

                  (b) In the event a Bankruptcy Action shall occur with respect to any Shareholder (the "Selling Shareholder"), the Selling Shareholder shall be deemed, without further action, to have offered all of the Shares then owned by such Shareholder (the "Offered Shares") to the Company and the remaining Shareholders pursuant to the procedures set forth in Section 7 hereof. The options available to the Company and the remaining Shareholders shall be exercisable in writing to the Selling Shareholder no later than thirty (30) days after the date of occurrence of the Bankruptcy Action (or, if such Bankruptcy Action was not then notified or known (or reasonably apparent) to the Company and the remaining Shareholders, after the date of such notification or knowledge (or becoming reasonably apparent) at the price determined and on the terms set forth in Section 10 hereof, and the closing of the transaction shall take place no later than sixty (60) days after the date on which such options are exercised.

                  (c) In the event all or any of a Shareholder's Shares becomes subject to a proposed or actual encumbrance, such Shareholder (the "Selling Shareholder") shall be deemed, without further action, to have offered all of the Shares then owned by such Shareholder (the "Offered Shares") to the Company and the remaining Shareholders in accordance with the provisions of Section 9(b) above. If the aforesaid offer is accepted by the Company and/or the remaining Shareholders, the closing for such purchase shall be held no later than sixty
(60) days after the date of the exercise of the option.

                  (d) In the event that the Company, having exercised its option to purchase the Shares offered or deemed offered pursuant to this Section 9, does not have funds available sufficient to enable the Company lawfully to make such purchase, then the Company and the Shareholders will promptly take all action which may be necessary and permitted by law (including without limitation reducing the capital of the Company) to make funds available in an amount sufficient to pay such sums that may be required on account of the purchase price. Each Shareholder, by its execution of this Agreement, agrees to vote its Shares in such a manner as to accomplish the availability of such funds and the Selling Shareholder shall be deemed to have given the President of the Company his proxy for such purpose or, if the President of the Company is the Selling Shareholder or there shall be no person occupying the office of President , such proxy shall be deemed given to the Secretary of the Company.

                  (e) In the event that TIL shall elect to cause the termination of the Services Agreement pursuant to the provisions of Section 15 thereof, such election shall be deemed to be an offer to sell MRM's Shares for the purpose of
Section 9(a) of this Agreement and the Company and the remaining Shareholders shall have the rights therein specified.

         10.      Method of Valuation for Purposes of Section 9

                  (a) In the event the Company and/or any remaining Shareholder(s) exercise its or their option to purchase the shares offered pursuant to Section 9, the purchase price of the sale of Shares under Section 9 shall be an amount equal to the Selling Shareholder's pro rata share of the value of the Company, determined by an appraiser appointed in accordance with the provisions of Section 10(c) hereof. The appraiser shall act as an expert, not an arbitrator and the appraiser's determination of such value shall be final, conclusive, and binding on all parties. The Selling Shareholder's pro rata share of the Company's value shall be a fraction thereof, the numerator of which is the number of Shares owned by the Selling Shareholder and the denominator of which is the total number of Shares issued and outstanding on the date of the applicable event triggering the purchase of the Shareholder's Shares.

                  (b) Payment of the purchase price for the Shares shall be made in cash unless the Selling Shareholder and the Purchaser agree to an alternative method, in which event delivery of the share certificates representing the Shares and other documents evidencing or connected with the sale of such Shares shall be made in the same manner as is provided for in Section 8(b).

                  (c) An appraiser shall be selected by the Selling Shareholder (or its legal representative) and the Purchasers. If agreement on an appraiser cannot be reached within five days after any election to purchase under Section 9, the Selling Shareholder (or his legal representative) and the Purchaser(s) shall each promptly select an appraiser, which appraisers shall then promptly select a third, who shall be deemed the appraiser for the purposes hereof. The determination of the appraiser as to the price of the Stock and the terms and conditions of the sale shall be binding upon the parties and shall be made as soon as practicable.

         11.      Come - Along

                  In the event any Shareholder (the "Selling Shareholder") shall have given an Offer Notice to the remaining Shareholders under Section 7 and neither the Company nor the remaining Shareholders shall have exercised their rights under Section 7, each remaining Shareholder may join in such sale and sell its Shares on substantially the same basis as set forth in the Offer Notice, pro rata (based upon the respective Shares held by the Shareholders) and at the same time as the Selling Shareholder. A remaining Shareholder shall give notice of its intention to so "come-along" by giving notice to the Selling Shareholder within twenty (20) days after the Offer Notice. Such sale shall proceed free of any restrictions pursuant to this Agreement.

         12.      Sale of TIL

                  In the event that there shall have been an Offer Notice given by any Shareholder and, thereupon, the remaining Shareholders shall have exercised their Come-along rights pursuant to Section 11 and thus all of the Shares of the Company shall be sold to an unaffiliated third party, then the ordinary shares and preferred shares of TIL shall be sold to such third party in the same transaction. Unless otherwise agreed to by the third party purchaser and the owners of TIL, the purchase price for the ordinary shares of TIL shall be their book value as at the end of the month preceding the date of sale and the purchase price for the preferred shares of TIL shall be the sum of U.S. $5,000,000 plus accrued and unpaid dividends, together with any interest due and owing thereon. Notwithstanding the foregoing, if the third party purchaser shall not be willing to purchase all of the preferred shares simultaneously with the closing of the sale of the Shares, then MRM, or the Company, as the case may be, shall agree to a pro-rata redemption of the preferred shares over a period not to exceed eighteen (18) months, with each installment of the redemption price matched against a retirement of a pro-rata portion of the preferred shares. Dividends shall continue to accrue and be payable so long as any preferred shares shall remain outstanding and at each redemption an dividends owing upon the redeemed shares shall be payable in full.

         13.      Closing

                  Any closing pursuant to Section 7 and Section 9 shall be held at the registered office of the Company or such other place as it may reasonably specify. At such closing the Selling Shareholder shall assign and deliver to the Purchaser(s) any certificate or certificates representing the Shares sold by it hereunder together with share transfer form(s) duly executed in blank free from any encumbrances and with any required transfer tax stamps affixed or paid for. Payment shall be made for such Shares at the closing at the price determined and on the terms set forth in Section 10, unless otherwise provided herein.

         14.      Termination and Liquidation

                  (a) The Term of this Agreement shall commence on the date hereof and shall terminate upon the occurrence of any of the following events:

                           (i)      The written agreement of the parties hereto;

                           (ii)     The termination of the Services Agreement;

                           (iii)            The dissolution of the Company; and

                           (iv) The merger or consolidation of the Company in a transaction in which the Company is not the surviving entity.

                  (b) In the event of a winding-up or liquidation of the Company during the term of this Agreement, the assets of the Company shall, subject to any applicable law, be disposed of in the following priority:

                           (i) To the payment in full of all obligations and liabilities of the Company to persons other than the Shareholders;

                           (ii) To the payment in full of all obligations and liabilities of the Company to its Shareholders (save in their capacity as Shareholders); and

                          (iii) The  balance to the  Shareholders,  pro rata in
                           accordance with the number of Shares held, as a liquidating dividend.

         15.  Specific Performance

                  The parties recognize that the Shares of the Company are unique to the Company and not readily purchasable or saleable and that irreparable damage will or may be suffered by the parties if the terms and undertakings herein contained are not specifically enforced. Therefore, it is agreed that this Agreement may be enforced by proceedings for equitable remedies such as injunction or specific performance; such right shall be in addition and not in lieu of any other rights or remedies any party may have hereunder, all such rights and remedies being cumulative and subject to all applicable law.

         16. Indemnification. The Company shall indemnify, defend and save each of the Shareholders and each of the members of the Board of Directors harmless from all loss, cost, damage and expense (including, without limitation, reasonable counsel fees) and against all claims, actions or proceedings brought, made or asserted against it, arising out of or resulting from the performance of its duties in good faith under this Agreement, absent misconduct or negligence with respect to the operations of the Company.

         17.  Notices

                  (a) All notices provided for herein shall be in writing and they, as well as any other papers which it is provided herein shall be sent to any Shareholder or the Company, shall be either (i) delivered in person, or (ii) sent via certified mail, return receipt requested, or (iii) sent by nationally recognized overnight courier system, or (iv) sent by facsimile, telex or telegram addressed to a Shareholder at the address designated by such Shareholder and/or addressed to the Company at the address of its registered office. The notice shall be deemed to be given in cases (i), (ii) and (iii) on the date of its actual receipt by the party entitled thereto, and, in case (iv), on the date of transmission. Any notice by telex or telegram shall be followed within five (5) days by written notice sent via certified mail, return receipt requested.

                  (b) The parties may designate by notice to each other any new address for the purpose of this Agreement as provided in this Section 17.

         18.      Miscellaneous

                  (a) Upon the request of the parties hereto, the other parties shall make, execute and deliver any and all instruments or papers as may be reasonably required for the purpose of giving full effect to this Agreement and to the terms, provisions and options herein contained.

                  (b) This Agreement shall inure to the benefit of and be binding upon the Company and each of the Shareholders, its heirs, distributees, legatees, executors, administrators, legal representatives and assigns, including any receiver or trustee in bankruptcy or other insolvency proceeding.

                  (c) This Agreement is a contract made and to be performed in Bermuda and shall in all respects be governed by and construed under the laws of Bermuda.

                  (d) Should any provision, or portion of any provision, of this Agreement be invalid or unenforceable for any reason, the validity or enforceability of the remaining provisions, or of the other portions of the provision in question shall not be affected thereby; provided, that such severance shall have no material adverse effect on the terms of this Agreement and this Agreement shall be carried out as if any such invalid or unenforceable provision or portion of any provision were not contained herein.

                  (e) This Agreement merges and supersedes all prior negotiations, agreements and understandings among the Shareholders relating to the subject matter hereof and constitutes the entire agreement between the Shareholders. No modification or amendment of any provision of this Agreement shall be valid unless in writing signed by all the signatories of this Agreement who are at the time of such modification or amendment, Shareholders of the Company and by the Company.

                  (f) Whenever required by the context hereof, the singular shall include the plural, and vice versa, and the neuter shall include the masculine and feminine genders.

                  (g) No waiver or any breach or default hereunder shall be considered valid unless in writing, and no such waiver shall be deemed the waiver of any subsequent breach or default of the same or similar nature.

                  (h) The captions and headings contained in this Agreement are for convenience only and shall not be construed as part of this Agreement.

                  (i) In the event of any conflict between the terms of this Agreement and the Memorandum of Association and Bye-Laws of the Company then as between the parties, the provisions of this Agreement shall prevail and in such a case the parties hereto agree to use all their respective powers to remove such conflict.

                  (j)  This   Agreement   may  be  executed  in  any  number  of
counterparts, each of which shall be deemed an original, and all such counterparts shall together constitute one instrument.

                  (k) The Company's execution, delivery and performance of this Agreement have been duly authorized.

         19.      Definitions

                  As used herein, the following terms shall have the following meanings:

                  (a) "Additional Contribution" shall have the meaning set forth in Section 4(b) hereof.

                  (b) "Affiliates" shall mean (i) any person directly or indirectly controlling, controlled by or under common control with another person; (ii) any person owning or controlling ten percent (10%) or more of the outstanding voting activities of another person; (iii) any officer, director or partner of such person; and (iv) any company for whom any person is an officer, director or partner. An "Affiliated" entity is an entity which is an Affiliate of another person.

                  (c) "Agreement" shall mean this Shareholders' Agreement, as it may be amended, modified, supplemented or restated from time to time.

                  (d) "Bankruptcy Action" shall be deemed to occur with respect to the specified person or entity when such person or entity is voluntarily adjudicated a bankrupt or insolvent, or seeks, consents to or does not contest the winding-up or the appointment of a receiver or trustee for itself or for all or any part of its property, or files or consents to the filing of a petition seeking relief under the bankruptcy, arrangement, reorganization or other debtor relief laws of any competent jurisdiction, or makes a general assignment for the benefit of creditors, or admits in writing an inability to pay its debts as they may mature, or a petition is filed against such person or entity seeking relief under the bankruptcy, arrangement, reorganization or other debtor relief laws of any competent jurisdiction, or a court of competent jurisdiction enters an order, judgment or decree appointing, without the consent of such person or entity, a receiver or trustee for it, or for all or any part of his or its property, and such petition, order, judgment or decree shall not be and remain discharged or stayed within a period of sixty (60) days after its entry.

                  (e) "Company" shall have the meaning set forth in the recital of the parties hereof.

                  (f) "Company Exercise Notice" shall have the meaning set forth in Section 7(d) hereof.

                  (g) "Company Exercise Period" shall have the meaning set forth in Section 7(c) hereof.

                  (h) "Escrow Agent" shall have the meaning set forth in Section 8(b) hereof.

                  (i) "Offer Notice" shall have the meaning set forth in Section 7(b) hereof.

                  (j)  "Offered  Shares"  shall  have the  meaning  set forth in
Section 7(a), Section 9(a), Section 9(b), or Section 9(c) hereof, as the case may be.

                  (k) "Offerors" shall have the meaning set forth in Section 7(b) hereof.

                  (l) "Products" shall mean certain deferred variable annuity, variable life insurance and other insurance products from time to time developed, marketed and sold by the Company for TIL pursuant to the Services Agreement.

                  (m) "Purchaser" shall have the meaning set forth in Section 7(d) hereof.

                  (n) "Selling Shareholders" shall have the meaning set forth in
Section 7(a), Section 9(a) or Section 9(b) hereof, as the case may be.

                  (o) "Shareholder" shall have the meaning set forth in the Preamble hereof.

                  (p) "Shareholder Exercise Notice" shall have the meaning set forth in Section 7(e) hereof.

                  (q) "Shareholder Exercise Period" shall have the meaning set forth in Section 7(e) hereof.

                  (r) "Shares" shall have the meaning set forth in the Preamble hereof.

                  (s) "Services Agreement" shall mean that certain Services Agreement dated July 1, 1997 entered into between the Company and TIL.

                  (t) "TIL" shall mean Tremont International Insurance, Ltd.

                  (u) "Term" shall have the meaning set forth in Section 22 hereof.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.


                          TREMONT MRM SERVICES LIMITED



                         /s/ Spottswood P. Dudley
                          By: Spottswood P. Dudley
                              President



                            TREMONT (BERMUDA) LIMITED



                          /s/ Johann Wong
                          By: Johann Wong
                              Director


                            THE ANGLO-DUTCH INSURANCE
                             COMPANY LIMITED


                         /s/ Peter Mackay
                         By: Peter Mackay
                             Director



                           MUTUAL RISK MANAGEMENT (HOLDINGS) LTD.



                           /s/ David J. Doyle
                          By:  David J. Doyle
                               Director

                        TREMONT MRM SERVICES LIMITED


                   Schedule of Budgeted Operating Expenses


                                        Average             Estimated
                                        Monthly             18 Month
Expense Type                            Expenses            Totals


Rent                                    $ 2,500             $ 45,000
Senior Employee Salary and Benefits      10,000              180,000
Assistant Employee Salary and Benefits    2,917               52,500
Travel and Entertainment                    200                3,900
Printing, Supplies and Mailings           1,500               27,000
Telephone                                 1,250               22,500
Miscellaneous                               417                7,500
Work Permits                              2,000               36,000
Depreciation - Fixed Assets                 500                9,000
Actuarial & Professional                  4,167               75,000
T&E                                       6,389              115,000
Senior Employee Salary and Benefits      13,333              240,000
Second Employee Salary and Benefits       6,667              120,000
Assistant Salary and Benefits             1,667               30,000
Travel and Entertainment                  3,333               60,000
Rent                                      2,500               45,000
Miscellanelous                              500                9,000


TOTAL EXPENSES                         $ 59,860          $ 1,077,400

Exhibit 10.51
                                   AMENDMENT
                                       TO
                              EMPLOYMENT AGREEMENT

         AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment") dated this 10th of December, 1997, by and between TREMONT ADVISERS, INC., a Delaware corporation having its principal executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York ("Tremont"); and SANDRA L. MANZKE, an individual residing in Pound Ridge, New York ("Executive").
                                   WITNESSETH:

         WHEREAS, Executive is employed by Tremont pursuant to and in accordance with the terms and conditions contained in an employment agreement dated September 25, 1995 (the "Employment Agreement"), by and between Tremont and Executive; and

         WHEREAS, Executive and Tremont are each desirous of amending the Employment Agreement in accordance with this Amendment, effective January 1, 1998.

         NOW, THEREFORE, in consideration of the promises and mutual covenants, terms and conditions hereinafter set forth and in the Employment Agreement, the parties hereto hereby agree as follows:

1. Section 3(a)(i) of the Employment Agreement is hereby amended by deleting the following phrase: "three hundred sixty-two thousand dollars ($362,000)" and
inserting  in  its  place  "three   hundred   seventy-three   thousand   dollars
($373,000)."

2. Section 5 shall be amended by deleting all references therein to "December 31, 1997" and inserting in its place "December 31, 1998."

3. Except to the extent amended by this Amendment, the terms and conditions of the Employment Agreement shall remain in full force and effect. In the event of any conflict between the terms of the Employment Agreement and the Amendment, the Amendment shall control.

4. Each party hereby represents and warrants to the other that each has read the foregoing provisions and that each has had a sufficient opportunity to discuss this Amendment with anyone each party might desire prior to signing below. Further, in signing this Amendment, each party has not relied on or been induced to execute this Amendment by any statements, representations, agreements or promises, oral or written, made by the other except for those expressly contained in this Amendment.

         IN WITNESS WHEREOF, this Amendment has been executed and delivered by the parties hereto as of the date first above written.

WITNESS


/s/ Suzanne S. Hammond                             By: /s/ Sandra L. Manzke
Suzanne S. Hammond                                         Sandra L. Manzke
Secretary and Treasurer

ATTEST                                                TREMONT ADVISERS, INC.


/s/ Stephen T. Clayton                                /s/ Robert I. Schulman
Stephen T. Clayton                                        Robert I. Schulman
Chief Financial Officer                                  Chief Operating Officer

Exhibit 10.52
                                   AMENDMENT
                                       TO
                              EMPLOYMENT AGREEMENT

         AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment") dated this 10th of December, 1997, by and between TREMONT ADVISERS, INC., a Delaware corporation having its principal executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York ("Tremont"); and ROBERT I.SCHULMAN, an individual residing at 18 Green Valley Road, Armonk, New York ("Executive").

                                   WITNESSETH:

         WHEREAS, Executive is employed by Tremont pursuant to and in accordance with the terms and conditions contained in an employment agreement dated
April 22, 1994 (the "Employment Agreement"), by and between Tremont and Executive; and

         WHEREAS, Executive and Tremont are each desirous of amending the Employment Agreement in accordance with this Amendment, effective January 1, 1998.

         NOW, THEREFORE, in consideration of the promises and mutual covenants, terms and conditions hereinafter set forth and in the Employment Agreement, the parties hereto hereby agree as follows:

1. Section 3(a)(i) of the Employment Agreement is hereby amended by deleting the following phrase: "three hundred twenty-six thousand dollars ($26,000)" and
inserting  in  its  place  "three   hundred   thirty-five thousand seven
hundred dollars ($335,700)."

2. Section 5 shall be amended by deleting all references therein to "December 31, 1997" and inserting in its place "December 31, 1998."

3. Except to the extent amended by this Amendment, the terms and conditions of the Employment Agreement shall remain in full force and effect. In the event of any conflict between the terms of the Employment Agreement and the Amendment, the Amendment shall control.

4. Each party hereby represents and warrants to the other that each has read the foregoing provisions and that each has had a sufficient opportunity to discuss this Amendment with anyone each party might desire prior to signing below. Further, in signing this Amendment, each party has not relied on or been induced to execute this Amendment by any statements, representations, agreements or promises, oral or written, made by the other except for those expressly contained in this Amendment.

         IN WITNESS WHEREOF, this Amendment has been executed and delivered by the parties hereto as of the date first above written.

WITNESS


/s/ Suzanne S. Hammond                             By: /s/ Robert I. Schulman
Suzanne S. Hammond                                     Robert I. Schulman
Secretary and Treasurer

ATTEST                                                  TREMONT ADVISERS, INC.


/s/ Stephen T. Clayton                                   /s/ Sandra L. Manzke
Stephen T. Clayton                                       Sandra L.Manzke
Chief Financial Officer                                  Chief Executive Officer

Exhibit 23.1
                      CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-78346) pertaining to the Tremont Advisers, Inc. 401(k) Savings Plan of our report dated February 13, 1998, with respect to the consolidated financial statements of Tremont Advisers, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 1997.



                                             Ernst & Young, LLP
Stamford, Connecticut
March 18, 1998

Exhibit 23.2

INDEPENDENT AUDITOR'S CONSENT




To the Board of Directors of
Tremont Advisers, Inc.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-78346) pertaining to the Tremont Advisers, Inc. 401(k) Savings Plan of our report dated February 2, 1998 on the financial statements of The Broad Market Fund, L.P. as of December 31, 1997 and for each of the two years in the period then ended which report is included in the Annual Report on Form 10-KSB of Tremont Advisers, Inc. for the year ended December 31, 1997.




GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

March 18, 1998

                                       Press Release 97-2
Exhibit 99.4                           For Immediate Release
                                       Contact:  Robert I. Schulman


                        Tremont Advisers, Inc. Announces
                                  Joint Venture

Rye, New York, June 5, 1997 - Tremont Advisers, Inc. ("Tremont") and Mutual Risk Management Ltd. ("MRM") today announced a series of transactions pursuant to which MRM will acquire an equity interest in Tremont and will invest in Tremont's developing offshore life insurance businesses.

A wholly-owned Delaware subsidiary of MRM will offer to acquire 20% of Tremont. A portion of this equity position will be obtained through a tender offer to the existing shareholders of the Company's Class B Common Shares for up to 615,000 shares at $3.75 per share. Upon termination of the tender offer, MRM will purchase directly from Tremont between 205,000 and 340,000 Class B Common Shares depending upon the results of the tender offer. At the completion of these transactions, MRM will own approximately 20% of the outstanding Common Shares of Tremont. This offer is expected to commence on or about June 6, 1997.

In a series of related transactions, MRM will also acquire, from an unrelated party, 51% of Tremont International Insurance LTD., a Cayman Island insurance company recently established to write offshore life insurance products such as variable annuities and variable life policies. Tremont (Bermuda) Limited, a wholly-owned subsidiary of Tremont Advisers, Inc., will retain its 24.5% interest in Tremont International Insurance LTD. MRM will invest $5 million in Tremont International Insurance LTD., to provide capital and support this new and exciting business.

In addition, Tremont (Bermuda) Limited and The Anglo-Dutch Insurance Company, a Cayman Islands insurance company, will be joined by MRM in a joint venture that is designed to develop offshore annuity products utilizing offshore alternative managers and the facilities of Tremont International Insurance LTD. MRM will invest $1 million in this venture as initial capital to aggressively develop this business.

                                              **********************

Tremont Advisers, Inc. is a diversified financial service company that provides consulting and specialty product advice to a wide range of financial intermediaries.

Exhibit 99.5
                                        Press Release 97-4
                                        For Immediate Release
                                        Contact:  Robert I. Schulman


                     Tremont Advisers, Inc. Announces Second
                     Quarter and Six Month Operating Results


Rye, New York, August 11, 1997 - Tremont Advisers, Inc. ("Tremont") reported net income of $292,600, or $.07 per share, for the six months ended June 30, 1997 as compared to $113,100, or $.03 per share, for the same period in 1996. Tremont also reported net income of $186,800, or $.05 per share, for the three months ended June 30, 1997 as compared to $86,800, or $.02 per share, for the same period in 1996. Tremont's total revenues for the six months ended June 30, 1997 were $2,616,500 as compared to $1,971,900 for the same period in 1996. Total revenues were $1,367,800 for the three months ended June 30, 1997 as compared to $1,009,100 for the same period in 1996. Tremont's operating results increased primarily due to growth in its proprietary products, an increase in funds under management, as well as an expanded client base. The management team at Tremont is pleased with its recent growth in all of its primary product lines and is optimistic that such growth will continue.

In July, Tremont entered into a series of transactions whereby Mutual Risk Management, an international risk management company ("MRM"), acquired an equity interest in Tremont. In June 1997, MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of previously outstanding Class B Common Stock par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, pursuant to a certain stock purchase agreement, Tremont sold to MGL 202,365 shares of its Class B Common Stock, par value $0.01 at a price of $3.75 per share. As a result of these transactions, MRM indirectly owns, through MGL, 20% of Tremont's outstanding common stock which includes Class A Common Stock and Class B Common Stock.

In addition, MRM invested $5 million in Tremont International Insurance Ltd., a Cayman Island insurance company ("TIIL") recently established for the purpose of providing offshore life insurance products such as variable annuities and variable life policies. Tremont (Bermuda) Limited ("TBL"), a wholly-owned subsidiary of Tremont, owns a 24.5% interest in TIIL. In July 1997, TBL formed, with MRM and another party, and acquired a 40% interest in Tremont MRM Services Limited ("TMRM"), a company incorporated under the laws of Bermuda. TMRM will provide product development, marketing and administrative services to TIIL, as more fully set forth in an agreement between the parties. MRM has invested $1 million in this venture to initially capitalize and develop this business.

The Broad Market Prime Fund, L.P., is the newest addition to Tremont's time of proprietary products. This domestic multi-manager limited partnership was launched on July 1, 1997 by means of a private offering and has received subscriptions for $14.5 million. It was created for the purpose of achieving long term capital growth through a leveraged investment strategy. This press release shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by The Broad Market Prime Fund, L.P., which can only be made by its Private Placement Memorandum.



                                          *******************************

Tremont Advisers, Inc. is a diversified financial services company that provides consulting and specialty product advice to a wide range of financial intermediaries.