Form 10-Q
period 1997-12-31
TREMONT ADVISERS INC
filed 1998-05-13
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                               FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998

                                                    or

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission File Number:  33-89966

                                     TREMONT ADVISERS, INC.
         (Exact name of small business issuer as specified in its charter)
         Delaware                                06-1210532
(State or other jurisdiction
 or incorporation or organization)   (I.R.S. Employer Identification No)

                              555 Theodore Fremd Avenue, Rye, New York 10580
                           (Address of principal executive offices) (Zip Code)

                                              (914) 925-1140
                                       (Issuer's telephone number)



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

         Yes                        No

                                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on May 8, 1998 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,802,104 as of the same date.

                                                  INDEX

                                          Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                                 Page

    Condensed Consolidated Balance Sheets - March 31, 1998 (unaudited)
       and December 31, 1997 (audited)                                       1

    Condensed Consolidated Statements of Income -
       three months ended March 31, 1998 and 1997                            2

    Condensed Consolidated Statements of Cash Flows -
       three months ended March 31, 1998 and 1997                            3

    Notes to Condensed Consolidated Financial Statements                     4


Item 2.  Management's Discussion and Analysis                                7



Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signature                                                                   10

Exhibit 27 - Financial Data Schedule                                        11

                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                          Tremont Advisers, Inc.

                                  Condensed Consolidated Balance Sheets

                                                                 March 31         December 31
                                                                   1998              1997
                                                                (Unaudited)        (Audited)
Assets
Current Assets
   Cash and cash equivalents                                     $  782,134       $   820,801
   Accounts receivable, less allowances for bad debts of
     $35,000 and $25,000, respectively                            2,131,281         2,011,445
   Receivable from officer                                          115,000           200,000
   Prepaid expenses and other                                       113,955           123,103
Total current assets                                              3,142,370         3,155,349

Investments in limited partnerships (cost $808,467 and $803,467)  1,304,081         1,221,487
Investments in joint venture (cost $457,667 and $371,667)           158,481            99,345
Other investments (cost $86,000 and $86,000)                         71,807            75,420

Fixed assets, net                                                   380,296           401,153

Other assets                                                         28,958            28,958
Total assets                                                  $   5,085,993     $   4,981,712
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                           $      65,919     $      50,490
   Accrued expenses                                                 758,998         1,112,734
   Income taxes payable                                             174,888             1,143
   Deferred income taxes payable                                    171,500           171,500
Total current liabilities                                         1,171,305         1,335,867

Deferred income taxes payable                                       160,600           160,600


Shareholders' equity
   Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                       ---                  ---
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding             12,847            12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 2,802,104 shares issued and outstanding             28,021            28,021
   Additional paid in capital                                     4,725,293         4,725,293
   Accumulated deficit                                           (1,012,073)       (1,280,916)
Total shareholders' equity                                        3,754,088         3,485,245
Total liabilities and shareholders' equity                   $    5,085,993    $    4,981,712

See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements as of that date.

                                          Tremont Advisers, Inc.

                               Condensed Consolidated Statements of Income
                                               (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                  1998               1997

Revenues
Consulting fees                                  $ 2,000,760       $ 1,108,462
Performance fees                                      35,882           101,554
Commissions                                          120,442            38,661
Total revenues                                     2,157,084         1,248,677

Expenses
Compensation                                         857,248           720,384
General and administrative                           546,527           258,133
Consulting                                           316,049           137,793
Depreciation                                          40,491            26,681
Total expenses                                     1,760,315         1,142,991


Equity earnings of limited partnerships, net          77,594            38,104
Loss from operations of joint ventures, net          (26,864)          (26,861)
Other income, net                                      8,167             6,619

Income before income taxes                           455,666           123,548
Provision for income taxes                           186,823            17,750
Net income                                     $     268,843      $    105,798

Net income per Common Share                    $         .07      $        .03


Net income per Common Share -
  assuming dilution                            $         .06      $        .03



See accompanying notes.

                                          Tremont Advisers, Inc.

                             Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                        Three Months Ended
                                                               March 31
                                                     1998               1997

Operating Activities
Net income                                        $  268,843        $  105,798
Adjustments to reconcile net income
  to cash provided (used) by operating activities:
  Depreciation                                        40,491            26,681
  Equity earnings of limited partnerships            (77,594)          (38,104)
  Loss from operations of joint ventures              26,864            26,861
  Loss from other investments, net                     3,613             ---
  Changes in operating assets and liabilities:
    Accounts receivable, net                        (119,836)          308,342
    Receivable from officer                           85,000            ---
    Accounts payable                                  15,429           (12,799)
    Accrued expenses                                (353,736)         (516,780)
    Income taxes, net                                173,745            15,905
    Other                                              9,148            16,422
Net cash provided (used) by operating activities      71,967           (67,674)

Investing activities
Purchase of fixed assets                             (19,634)          (30,616)
Investments in limited partnerships                   (5,000)         (135,000)
Investments in joint ventures                        (86,000)            ---
Net cash used by investing activities               (110,634)         (165,616)

Net decrease in cash and cash equivalents            (38,667)         (233,290)
Cash and cash equivalents at beginning of period     820,801           551,710
Cash and cash equivalents at end of period      $    782,134       $   318,420


See accompanying notes.

                                          Tremont Advisers, Inc.

             Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

     Net Income Per Common Share: Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding during the period adjusted for the effects of dilutive securities.

     Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At March 31, 1998, the Company had accounts receivable of $285,998 and $246,375 from Starvest Funds, Ltd. and The Broad Market Fund, L.P. respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's net receivables at March 31, 1998.

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

NOTE B - Investments in Limited Partnerships

     At March 31, 1998 and December 31, 1997, Tremont Partners, Inc.'s ("TPI") investment in The Broad Market Fund, L.P. was $723,714 and $688,592 representing
 .46% and .51%, respectively, of the fund's net assets. Summarized financial information of The Broad Market Fund, L.P. is as follows:

                     March 31, 1998              December 31, 1997
                      (Unaudited)                  (Audited)

Total assets           $159,564,828                   $162,511,390
Total liabilities         1,304,924                     28,567,596

                                       Three months ended
                                    March 31, 1998  March 31, 1997


Net investment income               $   981,236      $   295,630
Net realized and unrealized gain
 on investments                       6,268,587        4,351,753
Net income                           $7,249,823       $4,647,383


     At March 31, 1998, TPI's investments in Meridian Horizon Fund, L.P., GamTree, L.P and The F.W. Thompson Fund, L.P. were $335,471, $188,734 , and $56,162, respectively. At December 31, 1997, TPI's investment in Meridian Horizon Fund, L.P., Gamtree, L.P. and The F.W. Thompson Fund, L.P. was $299,483, $186,717, and $46,695 respectively. At March 31, 1998 TPI did not have an investment in The Broad Market Prime Fund, L.P.; however, as General Partner, TPI has a commitment to fund up to 1% of the limited partnership losses if and when such losses occur. For the three months ended March 31, 1998, TPI did not have any equity in earnings of limited partnerships for this limited partnership. The aggregated summarized financial information of these entities is as follows:

                               March 31, 1998           December 31, 1997
                                (Unaudited)                 (Audited)

Total assets                 $330,543,517                 $249,504,158
Total liabilities              56,104,431                   60,805,159

                                                 Three months ended
                                                March 31         March 31
                                                1998                1997

Net investment loss                        $   (750,408)       $  (306,313)
Net realized and unrealized gain
 on investments                              18,833,770           1,305,848
Net income                                  $18,083,362        $    999,535



NOTE C - Accrued Expenses

Accrued expenses consist of the following:

                                          March 31, 1998     December 31, 1997
                                           (Unaudited)           (Audited)

Professional and consulting fees         $    415,759          $    741,105
Compensation                                  182,000               200,000
Note payable                                   75,810                87,840
Employee benefit plan                          46,566                46,566
Other                                          38,863                37,223
                                         $    758,998          $  1,112,734

NOTE D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                        Three Months Ended March 31
                                                                             1998             1997

Numerator:

   Net Income - numerator for basic and dilutive earnings
   per share (income available to shareholders)                         $   268,843          $   105,798

Denominator:

   Denominator for basic earnings per share - weighted-
   average shares                                                         4,086,822            3,884,457

Effect of dilutive securities:

   Employee stock options                                                   207,193               97,966

  Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                        4,294,015            3,982,423

Basic earnings per share                                                $      0.07          $      0.03

Diluted earnings per share                                              $      0.06          $      0.03

Item 2. Management's Discussion and Analysis

The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset-based fees for investments placed by Tremont (Bermuda) Limited in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and to taking advantage of its growing world-wide relationships to expand its operations.

Consulting fees for the three months ended March 31, 1998 increased by $892,298, or approximately 80.5%, as compared to the three months ended March 31, 1997. At the Company's principal domestic subsidiary, Tremont Partners, Inc., consulting fees increased from $687,388 for the three months ended March 31, 1997 to approximately $1,375,873 for the three months ended March 31, 1998. This increase was primarily due to increases in revenues from the following related entities: The Broad Market Prime Fund, L.P. ($287,296), Meridian Horizon Fund, L.P. ($131,964), and The Broad Market Fund, L.P. ($114,203). Consulting fees also increased domestically as a result of TSI realizing consulting fees from the sale of limited partnership interests. These fees amounted to $8,189 for the three months ended March 31, 1998 and did not occur during the three months ended March 31, 1997. At Tremont (Bermuda) Limited, the Company's foreign subsidiary, consulting fees increased from $421,121 for the three months ended March 31, 1997 to approximately $616,698 for the three months ended March 31, 1998. This increase was primarily due to an increase in revenues from Kingate Global Fund Class B Shares ($93,972), increases in assets within the respective investment vehicles and from new clients.

Performance fees for the three months ended March 31, 1998 decreased by $65,672, or 64.67%, as compared to the three months ended March 31, 1997 because fewer investment vehicles outperformed pre-established benchmarks.

     Commissions increased by $81,781, or 211.53%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. These increases resulted primarily from increased trading activities of TSI's clients.

     Management expects that during the remainder of 1998 the Company will become less dependent on a small number of large clients, as the Company is developing relationships with additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute its proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

     Compensation expense increased for the three months ended March 31, 1998 by $136,864, or 19%, as compared to the three months ended March 31, 1997, as a result of the Company's continued efforts to attract and retain qualified employees. These efforts resulted in an increase in the number of employees from 28 at March 31, 1997 to 31 at March 31, 1998. In addition to the increase in the number of employees, compensation expense also increased due to salary increases of certain employees that became effective January 1, 1998 and as a result of increased health care costs due to the increase in the number of employees.

     General   and   administrative   expenses   consist   primarily   of  rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses were $546,527 and $258,133 for the three months ended March 31, 1998 and March 31, 1997, respectively. The increase in general and administrative expenses was primarily due to costs related to the Company's continued expansion to service its growth, including moving to a larger office facility in September, 1997. It is also due to an increase in professional fees and other related costs of launching new business ventures which are currently in the start-up phase.

     Consulting expenses increased $178,256 or 129.37% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, Tremont Securities, Inc. has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned are shared. Also, Tremont Partners, Inc. and Tremont (Bermuda) Limited have revenue sharing arrangements with other parties relating to certain clients.

     Depreciation increased $13,810 or 51.76% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase resulted from purchases of fixed assets after March 31, 1997. These purchases include computer upgrades, new software and the expansion of the computer network as well as furniture and fixtures for the Company's new executive offices. The Company made capital expenditures of $19,634 during the three months ended March 31, 1998.

     Equity earnings of limited partnerships increased $39,490, or 103.64% ,for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase was a result of increased performance as well as a greater asset base.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

     Cash provided by operations was $71,967 for the three months ended March 31, 1998 as compared to cash used in operations of $67,674 for the three months ended March 31 1997. Cash provided by operating activities was primarily a result of profitable operations, a decrease in a receivable from an officer and increased taxes payable partially offset by increases in accounts receivable and decreases in accrued expenses. These positive changes in cash flow, as well as others, were offset by investing activities of $110,634.

     At March 31, 1998, the Company owned options to purchase 8,000 shares of a non-publicly registered investment adviser specializing in 401(k) investment allocation advice over the Internet. The options were granted at $10 per share and have vested or will vest 25% on January 1, 1996; 25% in equal installments at the end of each month between January 1, 1997 and December 31, 1997; and 50% in equal installments at the end of each month between January 1, 1998 and December 31, 1998. The options have a five year term and were valued at zero by the Company at March 31, 1998.

     At March 31, 1998, the Company owns 30,000 shares of common stock of a non-public financial services company formed in 1996. The shares were received by the Company as a result of an employee's participation as a board member of such company. At March 31, 1998, the shares of common stock were valued at zero.

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from these, as well as from existing products, will be sufficient to support future growth. The Company has no material short term or long term debt obligations

The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing significant disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. Based on a recent assessment, the Company determined its computer systems are currently enabled for year 2000 entries. The cost of such assessment was immaterial to the Company. However, the Company could be adversely affected if the computer systems used by the Company's service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Company is currently in communication with these other companies to determine if there is reasonable cause for concern.

Certain statements in this Management's Discussion and Analysis constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to the Company's future profitability and the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in the Company's existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

                                       PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Tremont Advisers, Inc.


Date: May 13, 1998                          /s/ Stephen T. Clayton
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                               EXHIBIT 27
                                         FINANCIAL DATA SCHEDULE

                                          TREMONT ADVISERS, INC.
                                              MARCH 31, 1998

     THIS SCHEDULE CONTAINS UNAUDITED SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS AS OF MARCH 31, 1998 AND FOR THE QUARTER THEN ENDED. THIS INFORMATION IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONDENSED FINANCIAL STATEMENTS.

Cash and cash equivalents                                         $     782,134
Marketable securities                                                    ---
Accounts Receivable                                                   2,166,281
Allowances for doubtful accounts                                        (35,000)
Inventory                                                                ---
Total current assets                                                  3,142,370
Property, plant and equipment                                           779,936
Accumulated depreciation                                               (399,640)
Total assets                                                          5,085,993
Current liabilities                                                   1,171,305
Bonds                                                                    ---
Preferred stock-mandatory redemption                                     ---
Preferred stock-no mandatory redemption                                  ---
Common stock                                                             40,868
Other shareholders' equity                                            3,741,241
Total liabilities and shareholders' equity                            5,085,993
Sales                                                                    ---
Total revenues                                                        2,157,084
Cost of goods sold                                                       ---
Total expenses                                                        1,760,315
Other expenses                                                           ---
Loss provision                                                           ---
Interest expense                                                         ---
Income before taxes                                                     455,666
Provision for income tax                                                186,823
Income from continuing operations                                       268,843
Income from discontinuing operations                                     ---
Extraordinary items                                                      ---
Changes in accounting principles                                         ---
Net Income                                                              268,843
Earnings per share-basic                                                    .07
Earnings per share-assuming dilution                                        .06