Form 10QSB
period 1998-06-30
TREMONT ADVISERS INC
filed 1998-08-07
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998

                                                        or

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number:  33-89966

                            TREMONT ADVISERS, INC.
          (Exact name of small business issuer as specified in its charter) Delaware
(State or other jurisdiction                     06-1210532
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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on July 31, 1998 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,804,604 as of the same date.

                                                       INDEX

                                              Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                                                                Page

    Condensed Consolidated Balance Sheets - June 30, 1998 (unaudited)                                       1
       and December 31, 1997 (audited)

    Condensed Consolidated Statements of Income -
       six and three months ended June 30, 1998 and 1997                                                    2

    Condensed Consolidated Statements of Cash Flows -
       six and three months ended June 30, 1998 and 1997                                                    3

    Notes to Condensed Consolidated Financial Statements                                                    4


Item 2.  Management's Discussion and Analysis                                                              14



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 14

Item 4.  Submission of Matters to a Vote of Security Holders                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                                  14

SIGNATURE                                                                                                  15

Exhibit 27.  Financial Data Schedule                                                                       16







                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                              Tremont Advisers, Inc.

                                       Condensed Consolidated Balance Sheets


                                                                              June 30              December 31
                                                                                 1998                   1997
                                                                              (Unaudited)             (Audited)
Assets
Current Assets
Cash and cash equivalents                                                     $ 914,214                 $  820,801
   Accounts receivable, less allowances for
      bad debts of $35,000 and $25,000 respectively                           2,496,499                  2,011,445
   Receivable from officer                                                          ---                    200,000
   Prepaid expenses and other                                                   108,106                    123,103
                                                                               --------                   --------
Total current assets                                                          3,518,819                  3,155,349

Investments in limited partnerships (Cost--$908,467 and $803,467)             1,477,956                  1,221,487
Investments in joint ventures (Cost--$532,667 and $371,667)                     125,184                     99,345
Other investments (Cost--$86,000)                                                68,151                     75,420

Fixed assets, net                                                               364,891                    401,153

Other assets                                                                     28,958                     28,958
                                                                                -------                   -------
Total assets                                                                 $5,583,959                 $4,981,712
                                                                             ==========                 ==========


Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                                            $ 37,797                   $ 50,490
   Accrued expenses                                                             830,221                  1,112,734
   Income taxes payable                                                          17,823                      1,143
   Deferred income taxes payable                                                171,500                    171,500
                                                                               --------                   --------
Total current liabilities                                                     1,057,341                  1,335,867

Deferred income taxes payable                                                   230,671                    160,600

Shareholders' equity
   Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                                   ---                         ---
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding                        12,847                      12,847
   Class B Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 2,804,604 and 2,802,104 shares issued and
     outstanding, respectively                                                  28,046                      28,021
   Additional paid in capital                                                4,734,643                   4,725,293
   Accumulated deficit                                                        (479,589)                 (1,280,916)
                                                                             ---------                  ----------
Total shareholders' equity                                                   4,295,947                   3,485,245
                                                                            ----------                  ----------
Total liabilities and shareholders' equity                                  $5,583,959                  $4,981,712
                                                                            ==========                  ==========

See accompanying notes.

Note:The condensed Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date.



                                              Tremont Advisers, Inc.

                                    Condensed Consolidated Statements of Income
                                                    (Unaudited)

                                           Six months ended                      Three months ended
                                                June 30                                June 30
                                      1998                  1997                 1998                1997
                                 ------------------------------------   ---------------------------------

Revenues
Consulting fees                     $4,336,129         $2,316,269            $2,335,369        $1,207,807
Performance fees                       316,488            177,941               280,606            76,387
Commissions                            218,209            122,244                97,767            83,583
                                      --------           --------               --------          -------
Total revenues                       4,870,826          2,616,454             2,713,742         1,367,777

Expenses
Compensation                         1,793,357          1,420,269               936,109           699,885
General and administrative           1,155,609            569,718               609,082           311,585
Consulting                             660,941            277,913               344,892           140,120
Depreciation and amortization           82,459             54,492                41,968            27,811
                                   -----------            -------               --------          -------
Total expenses                       3,692,366          2,322,392             1,932,051         1,179,401
                                    ----------         ----------            ----------        ----------
                                     1,178,460            294,062               781,691           188,376

Equity in earnings of limited
  partnerships, net                    151,468             91,675                73,874            53,571
Loss from operations of
  joint ventures, net                 (135,160)           (40,048)             (108,296)          (13,187)
Other income, net                       15,741             16,550                 7,574             9,931
                                       -------            -------                ------            ------



Income before income taxes           1,210,509             362,239              754,843           238,691
Provision for income taxes             409,182              69,600              222,359            51,850
                                      --------             -------             ---------          -------
Net income                           $ 801,327           $ 292,639            $ 532,484         $ 186,841
                                     =========           =========            ==========        =========

Net income per Common Share          $    0.20              $ 0.08               $ 0.13            $ 0.05
                                         =====              ======               ======            ======

Net income per Common Share
assuming dilution                        $ 0.19             $ 0.07                $ 0.12           $ 0.05
                                         ======             ======                ======           ======




See accompanying notes.

                                              Tremont Advisers, Inc.

                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)



                                                                                     Six months ended
                                                                                         June 30
                                                                                    1998            1997
                                                                             --------------------------------

Operating Activities
Net income                                                                     $801,327          $292,639
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation and amortization                                                  82,459            54,492
  Equity earnings of limited partnerships                                      (151,468)          (91,675)
  Loss from operations of joint ventures                                        135,160            40,048
  Loss from other investments                                                     7,269               ---
  Deferred income taxes                                                          70,071               ---
  Changes in operating assets and liabilities:
      Accounts receivable, net                                                 (485,054)          321,621
      Receivable from officer                                                   200,000               ---
      Prepaid expenses and other                                                 14,997           (99,581)
      Accounts payable                                                          (12,693)           13,760
      Accrued expenses                                                         (282,513)         (513,812)
      Income taxes, net                                                          16,680            56,814
      Deferred revenue                                                              ---            28,334
                                                                                   -----          -------
Net cash provided by operating activities                                       396,235           102,640

Investing activities
Purchase of fixed assets                                                        (46,197)          (58,460)
Investments in limited partnerships                                            (105,000)         (135,000)
Investment in joint ventures                                                   (161,000)             (209)
Investment in other investments                                                     ---              (100)
Proceeds from sale of other investments                                             ---            84,000
                                                                                   -----          -------
Net cash used by investing activities                                          (312,197)         (109,769)

Financing Activities
Exercise of Class B Common Stock options                                          9,375               ---
                                                                                 ------              ----
Net cash provided by financing activities                                         9,375               ---

Net increase (decrease) in cash and cash equivalents                             93,413            (7,129)
Cash and cash equivalents at beginning of period                                820,801           551,710
                                                                               --------          --------
Cash and cash equivalents at end of period                                     $914,214          $544,581
                                                                              =========         =========

See accompanying notes.


                            Tremont Advisers, Inc.

         Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

Net Income per Common Share: Basic earnings per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding during the period adjusted for the effects of dilutive securities.

Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. At June 30, 1998, the Company had accounts receivable of $340,998 from Starvest Funds, Ltd. and $265,017 from The Broad Market Prime Fund, L.P., respectively. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no other customer exceeded 10% of the Company's net receivables at June 30, 1998.

Income Taxes: The provision for income taxes includes federal and state taxes currently payable and those deferred because of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax provision also gives effect to permanent differences between financial and taxable income, resulting in a lower effective tax rate than the statutory income tax rate. Deferred income taxes were not provided on certain undistributed foreign earnings ($200,000 at June 30, 1998 ) of Tremont (Bermuda) Limited because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $68,000 would have been provided. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE B - Investments in Limited Partnerships

At June 30, 1998 and December 31, 1997, Tremont Partners Inc.'s ("TPI") investments in The Broad Market Fund, L.P. were $756,046 and $688,592 and represented .42% and .51% of the fund's net assets, respectively. Summarized unaudited financial information of The Broad Market Fund, L.P. is as follows:



                                   June 30, 1998           December 31, 1997
                                  -------------           -----------------
Total assets                         $179,031,012             $162,511,390
Total liabilities                         205,010               28,567,596

                                           Six months ended June 30
                                         1998                   1997
                                         -----------------------------
Net investment income                   $13,023,476        $1,156,111
Net realized and unrealized
 gain on investments                      1,472,081         8,574,940
                                         ----------        ----------
Net income                              $14,495,557        $9,731,051
                                        ===========        ==========


At June 30, 1998, TPI's investments in Meridian Horizon Fund, L.P., GamTree, L.P., The F.W. Thompson Fund, L.P., and The Broad Market Prime Fund, L.P. were $358,222, $195,810, $115,174 and $52,704, respectively. At December 31, 1997,
TPI's investments in Meridian Horizon Fund, L.P., GamTree, L.P, The F.W. Thompson Fund, L.P. and The Broad Market Prime Fund, L.P. were $299,483, $186,717, $46,695 and $0, respectively. Effective July 1, 1998, TPI resigned as a Co-General Partner to Meridian Horizon Fund, L.P. The aggregated summarized unaudited financial information of these entities, as reported by the Funds' underlying investment managers, is as follows:


                                   June 30, 1998           December 31, 1997
                                   -------------           -----------------

Total assets                        $410,756,961             $249,504,158
Total liabilities                     83,609,979               60,805,159

                                           Six months ended June 30
                                         1998                   1997
                                        ---------------------------

Net investment loss                    $(3,285,015)        $( 633,570)
Net realized and unrealized gain
 on investments                         35,312,575          6,016,979
                                       -----------         ----------
 Net income                            $32,027,560        $ 5,383,409
                                       ===========        ===========


NOTE C - Accrued Expenses

Accrued expenses consist of the following:
                                         June 30, 1998      December 31, 1997
                                          (Unaudited)           (Audited)

Professional and consulting fees        $ 475,396             $ 741,105
Compensation                              274,962               200,000
Note payable                               63,882                87,840
Employee benefit plan                       ---                 46,566
Other                                      15,981                37,223
                                          -------               -------
                                        $ 830,221             $1,112,734
                                        =========             ==========

NOTE D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Six months ended                       Three months ended
                                                           June 30                               June 30
                                                  1998                  1997            1998                   1997
                                                  --------------------------            ---------------------------

Numerator:

   Net Income - numerator for
   basic and dilutive earnings
   per share (income available
  to common shareholders)                         $801,327          $292,639             $532,484        $186,841

Denominator:

   Denominator for basic
   earnings per share - weighted
   average shares                                4,087,521         3,884,457            4,088,220       3,884,457

Effect of dilutive securities:

   Employee stock options                          240,278           113,407              273,363         128,847

   Denominator for diluted
   earnings per share; adjusted
   weighted-average shares and
   assumed conversions                           4,327,799         3,997,864            4,360,884       4,217,067

Basic earnings per share                            $ 0.20            $ 0.08               $ 0.13          $ 0.05

Diluted earnings per share                          $ 0.19            $ 0.07               $ 0.12          $ 0.05


NOTE E - Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail the Company believes that it is likely that the damages will not be material to the Company's assets or operations.

NOTE F - Subsequent Events

On July 13, 1998 the Company, with a joint venture partner, formed Tremont Investment Management, Inc. ("TIMI"). TIMI, which is 65% owned by the Company, has applied for registration with the Ontario Securities Commission as an adviser in the categories of investment counsel and portfolio manager and as a limited market dealer under the Securities Act (Ontario).

The Company's Board of Directors recently adopted, through a written consent of a majority of shareholders, to amend its Certificate of
Incorporation  to  increase  the  authorized  number of shares of Class B Common
Stock, $.01 par value, from five million (5,000,000) to ten million (10,000,000). Also included in this amendment is the entitlement of each holder of Class A Common Stock, $.01 par value, to convert his or her shares into an equivalent number of Class B Common Stock, $.01 par value.


Item 2.Management's Discussion and Analysis

Tremont Advisers, Inc.'s (the "Company") revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain investment funds under its management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the fund and are usually paid on a monthly basis. The Company also receives asset-based fees for investments placed by Tremont (Bermuda) Limited ("TBL"), its wholly-owned offshore subsidiary, in certain offshore mutual funds. The Company provides other consulting services, generally on a fixed fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and taking advantage of its growing world-wide relationships to expand its operations.

Consulting fees for the six months ended June 30, 1998 increased by $2,019,860 or approximately 87.2% as compared to the six months ended June 30, 1997. The increases in revenue were primarily as a result of increases in the assets managed, increases in the value of the assets within the respective investment vehicles and from new clients. At the Company's wholly-owned domestic subsidiary, Tremont Partners, Inc. ("TPI"), consulting fees increased from $1,449,820 for the six months ended June 30, 1997 to approximately $2,932,624 for the six months ended June 30, 1998. The increase is primarily due to increases in revenues from the following related entities: The Broad Market Prime Fund, L.P. ($666,149), Meridian Horizon Fund, L.P. ($281,377), and The Broad Market Fund, L.P. ($214,694). Consulting fees also increased domestically as a result of Tremont Securities, Inc. ("TSI") realizing consulting fees from the sale of limited partnership interests. These fees amounted to $52,275 for the six months ended June 30, 1998 and did not occur during the six months ended June 30, 1997. TBL's consulting fees increased from $866,449 for the six months ended June 30, 1997 to approximately $1,351,230 for the six months ended June 30, 1998. The increase is primarily due to increases in revenues from Kingate Global Fund Class B Shares ($204,919), as well as from several new clients.

Consulting fees for the Company for the three months ended June 30, 1998 increased by $1,127,562, or approximately 93.4% as compared to the three months ended June 30, 1997. The increases in revenues were primarily as a result of increases in the assets managed, increases in the value of the assets within the respective investment vehicles and a larger client base. TPI's consulting fees increased from $762,482 for the three months ended June 30, 1997 to approximately $1,556,752 for the three months ended June 30, 1998. The increase was primarily due to increases in revenues from The Broad Market Prime Fund, L.P. ($378,853), Meridian Horizon Fund, L.P. ($149,413), The Broad Market Fund, L.P. ($100,491) and Chrysler Minority Equity Trust ($93,994). Consulting fees also increased domestically as a result of TSI realizing consulting fees from the sale of limited partnership interests. These fees amounted to $44,085 for the three months ended June 30, 1998 and did not occur during the three months ended June 30, 1997. TBL's consulting fees increased from $445,325 for the three months ended June 30, 1997 to approximately $734,530 for the three months ended

June 30, 1998. The increase was primarily due to increases in revenues from Kingate Global Fund Class B Shares ($110,947), as well as from several new clients.

Performance fees for the six and three months ended June 30, 1998 increased by $138,547 or 77.9% and $204,219 or 267.3%, respectively, as compared to the six and three months ended June 30, 1997, primarily as a result of underlying investment vehicles outperforming their established benchmarks.

Commissions received by TSI, the Company's wholly-owned broker dealer subsidiary, increased by $95,965 or 78.5% and $14,184 or 17.0%, respectively, for the six and three months ended June 30, 1998 compared to similar periods in 1997. These increases are primarily as a result of increased trading activities by TSI's clients.

Management expects that for the remainder of 1998 the Company will become less dependent on a small number of large clients as the Company is continuing to develop relationships with a variety of different entities. The Company is also utilizing these relationships to create diversified ways to package and distribute its subsidiaries' proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy performance fee income due to changing market conditions and other outside factors.

Compensation expense increased for the six and three months ended June 30, 1998 by $373,088 or 26.3% and $236,224 or 33.8%, respectively, as compared to the six and three months ended June 30, 1997, as a result of the Company's continued efforts to attract and retain qualified employees. These efforts resulted in an increase in the number of employees to 31 at June 30, 1998 from 28 at June 30, 1997. Compensation expense also increased due to salary increases for certain employees that became effective January 1, 1998 and as a result of increased health care costs associated with the increase in the number of employees.

General   and    administrative    expenses    consist    primarily   of   rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses increased $585,891 or 102.8% and $297,497 or 95.5%, respectively, for the six and three months ended June 30, 1998, as compared to similar periods in 1997. The increase in general and administrative expenses was primarily due to the costs related to the Company's continued expansion to service its growth, including moving to a larger office facility in September, 1997. It was also due to an increase in professional fees and other related costs of launching new business ventures which were and are currently in the start-up phase.

Consulting expenses increased $383,028 or 137.8% and $204,772 or 146.1%, respectively, for the six and three months ended June 30, 1998, as compared to the six and three months ended June 30, 1997, primarily as a result of the increase in the number of clients and an increase in revenues from clients subject to the Company's revenue sharing arrangements. For example, TSI shares a certain percentage of the commissions earned by it with the clearing broker-dealer providing it with securities clearing services. TPI and TBL also have revenue sharing arrangements applicable to certain clients.

Depreciation and amortization increased $27,967 or 51.3% and $14,157 or 50.9%, respectively, for the six and three months ending June 30, 1998 compared to similar periods in 1997. The increase resulted from the purchases of fixed assets after June 30, 1997. These purchases included computer upgrades, new software and the expansion of the computer network, as well as furniture and fixtures for the Company's new executive offices. The Company made capital expenditures of $46,197 during the six months ended June 30, 1998.

Equity in earnings from investments in limited partnerships increased $59,793 or 65.2% and $20,303 or 37.9%, respectively, for the six and three months ended June 30, 1998, compared to similar periods in 1997. This increase was primarily due to increased investment performance compared to similar periods in 1997.

Cash provided by operations was $396,235 for the six months ended June 30, 1998 as compared to $102,640 for the six months ended June 30, 1997. The $508,688 increase in net income was offset by changes in working capital accounts. These changes include an increase in accounts receivable and a decrease in accrued expenses, offset by a decrease in a receivable from officer. The positive cash flow provided by operating activities was offset by cash used by investing activities of $312,197 for the six months ended June 30, 1998.

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

The Company owns options to purchase 8,000 shares of a privately-held investment adviser specializing in 401(k) investment allocation advice over the Internet. The options were granted at $10 per share and have vested or will vest 25% on January 1, 1996; 25% in equal installments at the end of each month between January 1, 1997 and December 31, 1997; and 50% in equal installments at the end of each month between January 1, 1998 and December 31, 1998. The options have a five year term and were valued at zero by the Company at June 30, 1998.

The Company owns 30,000 shares of common stock of a privately-held financial services company formed in 1996. The shares were received by the Company as a result of an employee's participation as a board member of such company. At June 30, 1998 the shares of common stock were valued at zero.

The Company, with a joint venture partner, formed Tremont Investment Management, Inc. ("TIMI"). TIMI, 65% owned by the Company, has applied for registration with the Ontario Securities Commission as an adviser in the categories of investment counsel and portfolio manager and as a limited market dealer under the Securities Act (Ontario).

The Company has received the necessary shareholder consent to an amendment to its Certificate of Incorporation increasing the authorized number of shares of Class B Common Stock, $.01 par value, from five million (5,000,000) to ten million (10,000,000) shares. This amendment also grants holders of Class A Common Stock, $.01 par value, the right to convert their shares into an equal number of shares of Class B Common Stock.

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail the Company believes that it is likely that the damages will not be material to the Company's assets or operations.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing significant disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. Based on a recent assessment, the Company determined all but one of its significant computer systems are currently enabled for year 2000 entries and the Company believes such system will be compliant within the second quarter of 1999. The cost of the assessment was immaterial to the Company and the Company believes that the cost of its compliance actions will also be immaterial to the Company. However, the Company could be adversely affected if the computer systems used by the Company's service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Company is currently in communication with these other companies to determine if there is reasonable cause for concern.

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

       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail the Company believes that it is likely that the damages will not be material to the Company's assets or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 11, 1998, the stockholders elected the following to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

                                    For             Against
 Sandra L. Manzke               6,557,130           8,172
 Robert I. Schulman             6,557,130           8,172
 John L. Keeley, Jr.            6,557,130           8,172
 Jimmy L. Thomas                6,557,130           8,172
 Alan A. Rhein                  6,557,130           8,172
 Richard E. O'Brien             6,557,130           8,172

The stockholders also voted to ratify the selection of Ernst & Young LLP to serve as the Company's auditors for the fiscal year ending December 31, 1998. The vote was as follows:

                 For             Against          Abstain
              6,565,302             0                0


Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Tremont Advisers, Inc.


Date:  August 7, 1998                       /s/ Stephen T. Clayton
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)