Form 10QSB
period 1998-09-30
TREMONT ADVISERS INC
filed 1998-11-04
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1998

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number:  33-89966

                            TREMONT ADVISERS, INC.
        (Exact name of small business issuer as specified in its charter)
           Delaware                                         06-1210532
State or other jurisdiction                  (I.R.S. Employer Identification No)
or incorporation or organization)

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

          Yes              No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on November 3, 1998 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 2,934,604 as of the same date.

                                  INDEX

                         Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)                                   Page

Condensed Consolidated Balance Sheets - September 30, 1998 (unaudited)
and December 31, 1997 (audited)                                               1

Condensed Consolidated Statements of Income -
nine and three months ended September 30, 1998 and 1997                       2

Condensed Consolidated Statement of Shareholders' Equity -                    3
nine months ended September 30, 1998

Condensed Consolidated Statements of Comprehensive Income -
nine and three months ended September 30, 1998 and 1997                       4

Condensed Consolidated Statements of Cash Flows -
nine months ended September 30, 1998 and 1997                                 5

Notes to Condensed Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis                                11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signature                                                                    15

Exhibit 10.53 - Tremont Advisers, Inc. 1998 Stock Option Plan                16

Exhibit 27 - Financial Data Schedule                                         25

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Tremont Advisers, Inc.
                     Condensed Consolidated Balance Sheets


                                                                            September 30        December 31
                                                                                1998               1997
                                                                             (Unaudited)         (Audited)
Assets
Current Assets
     Cash and cash equivalents                                                $1,322,228         $ 820,801
     Accounts receivable, less allowances for bad debts of
     $35,000 and $25,000, respectively                                         2,668,509         2,011,445
     Receivable from officer                                                      ---              200,000
     Income taxes receivable                                                     101,454             ---
     Prepaid expenses and other                                                  103,518           123,103
                                                                                --------          --------
Total current assets                                                           4,195,709         3,155,349

Investments in limited partnerships (cost - $1,513,467 and $803,467)           2,043,056         1,221,487
Investments in joint ventures (cost - $625,867 and $371,667)                     152,004            99,345
Other investments (cost - $86,000)                                                63,286            75,420
Fixed assets, net                                                                370,657           401,153
Other assets                                                                      30,075            28,958
                                                                               ---------           -------
Total assets                                                                  $6,854,787        $4,981,712
                                                                              ==========        ==========

Liabilities and shareholders' equity
Current liabilities
     Accounts payable                                                       $     54,991        $   50,490
     Accrued expenses                                                          1,329,096         1,112,734
     Income taxes payable                                                          ---               1,143
     Deferred income taxes payable                                                 5,600           171,500
                                                                                --------          --------
Total current liabilities                                                      1,389,687         1,335,867

     Deferred income taxes payable                                               503,073           160,600

Shareholders' equity
     Preferred Stock $1 par value, 350,000 shares authorized, issued
       and outstanding - none                                                       ---              ---
     Class A Common Stock, $0.01 par value, 5,000,000 shares
       authorized, 1,284,718 shares issued and outstanding                        12,847            12,847
     Class B Common Stock, $0.01 par value, 10,000,000 shares
       authorized, 2,934,604 and 2,802,104 shares issued and outstanding          29,346            28,021
     Additional paid in capital                                                5,088,229         4,725,293
     Accumulated deficit                                                        (163,132)       (1,280,916)
     Cumulative foreign currency translation adjustment                           (5,263)          ---
                                                                             ------------        ----------
Total shareholders' equity                                                     4,962,027         3,485,245
                                                                              ----------         ----------
Total liabilities and shareholders' equity                                    $6,854,787        $4,981,712
                                                                              ==========         ==========

See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements as of that date.

                                              Tremont Advisers, Inc.

                                    Condensed Consolidated Statements of Income
                                                    (Unaudited)


                                                        Nine months ended                 Three months ended
                                                            September 30                       September 30
                                                       1998             1997              1998             1997
                                                       ---------------------              ---------------------

Revenues
Consulting fees                                        $6,982,921       $3,802,441        $2,646,792    $1,486,172
Performance fees                                          324,344          246,260             7,856        68,319
Commissions                                               316,203          253,359            97,994       131,115
                                                       ----------       ----------        ----------     ---------
Total revenues                                          7,623,468        4,302,060         2,752,642     1,685,606

Expenses
Compensation                                            2,784,124        2,230,974           990,767       810,705
General and administrative                              1,895,107        1,019,008           739,498       449,290
Consulting                                                993,728          492,486           332,787       214,573
Depreciation and amortization                             133,623           88,850            51,164        34,358
                                                       ----------       ----------          ---------    ---------
Total expenses                                          5,806,582        3,831,318         2,114,216     1,508,926
                                                       ----------        ---------         ----------    ---------
                                                        1,816,886          470,742           638,426       176,680

Equity earnings of limited partnerships, net              111,569          183,698           (39,899)       92,023
Loss from operations of joint ventures, net              (201,541)         (59,871)          (66,381)      (19,823)
Other income, net                                          28,964           21,768            13,223         5,218
Minority interest                                          17,500             ---             17,500          ---
                                                       ----------        ---------         ----------    ---------

Income before taxes                                     1,773,378          616,337           562,869       254,098
Provision for income taxes                                655,594          139,677           246,412        70,077
                                                      -----------        ---------         ----------    ---------

Net income                                             $1,117,784     $    476,660       $   316,457   $   184,021
                                                       ==========     ============       ============   ==========

Basic earnings per Common Share                        $     0.27     $       0.12       $      0.08   $      0.05
                                                       ==========     ============       ============   ==========

Diluted earnings per Common Share                      $     0.26     $       0.12       $      0.07   $      0.04
                                                       ==========     ============       ============   ==========

See accompanying notes.

                                                                             Tremont Advisers, Inc.
                                                              Consolidated Statement of Shareholders' Equity


                               Common Stock                               Additional                     Currency      Total
                            Shares Outstanding           Par Value        Paid In         Accumulated    Translation   Shareholders'
                         Class A        Class B   Class A      Class B    Capital         Deficit        Adjustment    Equity
                         ----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997        1,284,718    2,802,104   $12,847   $   28,021  $4,725,293       ($1,280,916)     $--           $3,485,245

Issuance of  Class B
 Common Stock - exercise
 of Director Options         --            2,500      --             25       9,350            --           --                9,375

Issuance of  Class B
 Common Stock - exercise
Of Officers Options          --          130,000      --          1,300     227,450            --           --              228,750

Income tax benefits
 related to exercise of
 Officers Options            --            --         --            --      126,136            --           --              126,136

Foreign currency
 translation adjustment      --            --         --            --        --               --          ( 5,263)          (5,263)

Net income                   --            --         --            --        --            1,117,784        --           1,117,784
                  -----------------------------------------------------------------------------------------------------------------
                          1,284,718    2,934,604   $12,847    $  29,346  $5,088,229      ($   163,132)     ($5,263)      $4,962,027
                  =================================================================================================================

 See accompanying notes.


                                                                    Tremont Advisers, Inc.

                                                    Condensed Consolidated Statements of Comprehensive Income
                                                                         (Unaudited)


                                             Nine months ended               Three months ended
                                                September 30                    September 30
                                             1998            1997           1998           1997
                                          -----------------------------     -------------------

Net income                                 $1,117,784    $   476,660    $   316,457     $   184,021
Other comprehensive income
  Foreign currency translation adjustment      (5,263)        ---            (5,263)         ---
                                          ------------    -----------     -----------    ------------
Comprehensive income                       $1,112,521    $   476,660    $   311,194     $   184,021
                                           ==========     ===========     ============    ===========

See accompanying notes.

                                    Tremont Advisers, Inc.

                       Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                  Nine months ended
                                                                     September 30
                                                                  1998            1997
                                                                ---------------------------

Operating activities
Net income                                                        $1,117,784       $ 476,660
Adjustments to reconcile net income
  to net cash provided by operating activities:
          Depreciation and amortization                              133,623          88,850
          Equity earnings of limited partnerships                   (111,569)       (183,698)
          Loss from operations of joint ventures                     201,541          59,871
          Loss from other investments                                 12,134           2,909
          Deferred income taxes                                      176,573           ---
          Foreign currency translation adjustment                     (5,263)          ---
          Minority interest                                          (17,500)          ---
          Changes in operating assets and liabilities:
            Accounts receivable, net                                (657,064)          3,870
            Receivable from officer                                  200,000            ---
            Prepaid expenses and other                                19,585         (99,005)
            Accounts payable                                           4,501          30,185
            Accrued expenses                                         216,362        (239,678)
            Deferred revenue                                           ---            12,500
            Income taxes, net                                       (102,597)         25,950
            Other assets                                              (1,117)           ---
                                                                   -----------     ----------
Net cash provided by operating activities                          1,186,993         178,414

Investing activities
Purchase of fixed assets                                            (103,127)       (264,663)
Investments in limited partnerships                                 (710,000)       (685,000)
Investments in joint ventures                                       (254,200)        (37,683)
Proceeds from sale of joint ventures                                   ---             9,638
Proceeds from sale of other investments                                ---            84,000
                                                                  -----------      ----------
Net cash used by investing activities                             (1,067,327)       (893,708)

Financing Activities
Net proceeds from the issuance of Class B Common Stock                 --            723,254
Exercise of stock options                                            238,125          ---
Income tax benefits related to stock options exercised               126,136          ---
Issuance of equity to minority interest holder                        17,500          ---
                                                                  -----------     -----------
Net cash provided by financing activities                            381,761         723,254

Net increase in cash                                                 501,427           7,960
Cash and cash equivalents at beginning of period                     820,801         551,710
                                                                  -----------     -----------
Cash and cash equivalents at end of period                        $1,322,228       $ 559,670
                                                                  ==========       =========


See accompanying notes.

                               Tremont Advisers, Inc.

          Notes to Condensed Consolidated Financial Statements (Unaudited)



NOTE A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tremont Advisers, Inc. (the "Company") Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

     On July 13, 1998, the Company formed Tremont Investment Management, Inc. ("TIMI"), an investment adviser and portfolio manager located in Canada. TIMI, which is 65% owned by the Company, has applied for registration with the Ontario Securities Commission as investment counsel and portfolio manager and as a limited market dealer under the Securities Act (Ontario). At September 30, 1998, the Company had invested $132,500 in TIMI.

     On July 14, 1998, the Company formed Tremont Futures, Inc. ("TFI"). TFI is currently in the process of applying for registration with the Commodity Futures Trading Commission and the National Futures Association as a commodity pool operator and commodity trading advisor.

     Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company's investment in affiliates, in which it owns between 20% and 50%, are accounted for in accordance with the equity method. All material intercompany transactions and accounts have been eliminated in consolidation.

     Net Income per Common Share: Basic earnings per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding during the period adjusted for the effects of dilutive securities.

     Minority Interest: The Company presently owns 65% of TIMI. For financial reporting purposes, the assets, liabilities and earnings of TIMI have been included in the Company's condensed consolidated financial statements. Tremont's joint venture partner's 35% interest in TIMI has been recorded as a minority interest for which it paid $17,500.

     Foreign Currency Translation: The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The assets and liabilities of the Company's Canadian subsidiary are translated at the current exchange rate as of the balance sheet date, while capital accounts are translated at historical rates. The revenues and expenses are translated using an average exchange rate during the period. Adjustments resulting from these translations are reflected in a separate component of shareholders' equity titled "Cumulative foreign currency translation adjustment."

     Concentrations of Credit Risk: The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. Although the Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry, no customer exceeded 10% of the Company's net receivables at September 30, 1998.

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

Deferred income taxes were not provided on certain undistributed foreign earnings ($200,000 at September 30, 1998) of Tremont (Bermuda) Limited ("TBL"), one of the Company's wholly-owned subsidiaries, because such undistributed earnings are expected to be reinvested indefinitely overseas. A valuation allowance is recorded, based on available evidence, when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE B - Investments in Limited Partnerships

     At September 30, 1998 and December 31, 1997, Tremont Partners, Inc.'s ("TPI") investment in The Broad Market Fund, L.P. was $776,798 and $688,592, representing .42% and .51% of the fund's net assets, respectively. Summarized financial unaudited information of The Broad Market Fund, L.P. is as follows:

                                 September 30, 1998          December 31, 1997
                                 ------------------          -----------------

         Total assets              $184,574,394                 $162,511,390
         Total liabilities            1,113,399                   28,567,596

                                           Nine months ended September 30
                                        1998                       1997
                                    -------------------------------------------
         Net investment income      $ 2,414,595                $   1,755,910
         Net realized and unrealized
         gain on investments         16,544,253                   12,524,845
                                    ------------                 -----------
         Net income                 $18,958,848                  $14,280,755
                                    ===========                  ===========



     At September 30, 1998, TPI's investments in the Meridian Horizon Fund, L.P., GamTree, L.P., The F.W. Thompson Fund, L.P. and The Broad Market Prime Fund, L.P. were $350,981, $180,650, $82,106 and $54,293, respectively. At
December 31, 1997, TPI's investments in the Meridian Horizon Fund, L.P., GamTree, L.P., The F.W. Thompson Fund, L.P. and The Broad Market Prime Fund, L.P. were $299,483, $186,717, $46,695 and zero, respectively. Effective July 1, 1998, TPI resigned as a co-general partner to Meridian Horizon Fund, L.P. The aggregated summarized unaudited financial information of these entities, as reported by the Funds' underlying investment managers, is as follows:



                                  September 30, 1998       December 31, 1997
                                   -----------------       -----------------
Total assets                         $450,289,129             $249,504,158
Total liabilities                      80,637,905               60,805,159

                                         Nine months ended September 30
                                            1998             1997
                                        --------------------------------
Net investment loss                 ($  3,046,274)          ($     992,966)
Net realized and unrealized gain
on investments                         31,616,406               14,449,520
                                       -----------             ------------
Net income                            $28,570,131              $13,456,554
                                       ===========             ===========

     Effective September 1, 1998, American Masters Market Neutral Fund, L.P. ("AMF") became the newest addition to the Company's line of proprietary products. This domestic multi-manager limited partnership was formed for the purpose of achieving long term capital appreciation irrespective of stock market volatility. TFI is the general partner of the limited partnership and, as such, is involved in the day-to-day management of the partnership. AMF will pay TFI a monthly management fee based on the net asset value of the partnership as of the end of each month. At September 30, 1998, TFI had an investment of $598,228 in AMF representing 54.7% of the funds' net assets.

                                                            September 30, 1998
                                                         ----------------------

Total Assets                                                     $1,126,772
Total Liabilities                                                    32,890

                                                                Period ended
                                                            September 30, 1998
                                                            ------------------

Net investment loss                                             ($11,118)
Net realized and unrealized gain on investments                     ---
                                                               ------------
Net loss                                                        ($11,118)
                                                               ============

NOTE C - Accrued Expenses

Accrued expenses consist of the following:

                                   September 30, 1998         December 31, 1997
                                   -------------------        -----------------
Professional and consulting fees       $ 844,527                  $ 741,105
Compensation                             346,499                    200,000
Note payable                              51,852                     87,840
Employee benefit plan                     37,400                     46,566
Printing and graphics                     34,263                     18,000
Other                                     14,555                     19,223
                                        ---------                 ----------
                                      $1,329,096                 $1,112,734
                                       ==========                 ==========

The note payable consists of a 30-month note payable, maturing October 1999, relating to the purchase of certain insurance policies.

NOTE D - Shareholders' Equity

     On August 7, 1998, the Company amended its Certificate of Incorporation increasing the authorized number of shares of Class B Common Stock, $.01 par value per share, from five million (5,000,000) shares to ten million (10,000,000) shares. The amendment also provided that all or any shares of Class A Common Stock, $.01 par value per share, be convertible, at the option of the holder thereof, into an equivalent number of shares of Class B Common Stock.

NOTE E - Stock Options

     During May 1998, a director exercised options to purchase 2,500 shares of Class B Common Stock at $3.75 per share. During August 1998, two executive officers exercised options and purchased 125,000 and 5,000 shares of Class B Common Stock at $1.75 and $2.00 per share, respectively. A summary of the Company's stock option activity for the nine months ended September 30, 1998 is as follows:

   Outstanding-beginning of period:                                 416,666
   Granted                                                           ---
   Exercised                                                       (132,500)
   Lapsed                                                             ---
                                                                  ----------
   Outstanding-end of period                                         284,166
                                                                  ==========

   Exerciseable at end of period                                     221,666

    On September 17, 1998, the Company's Board of Directors adopted, subject to shareholder approval, the Tremont Advisers, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of up to 200,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1998 Plan authorizes the grant of incentive stock options and non-qualified stock options and stock rights. The exercise price for incentive stock options shall not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall not be less than the minimum legal consideration required therefore under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The 1998 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards. As of September 30, 1998, no options have been granted under the 1998 Plan.

NOTE F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                              Nine months ended                 Three months ended
                                                 September 30                     September 30
                                           1998              1997             1998             1997
                                       ----------------------------          -------------------------
Numerator:
         Net Income - numerator for
         basic and dilutive earnings
         per share (income available
         to common shareholders)       $1,117,784       $   476,660        $    316,457      $   184,021

Denominator:
         Denominator for basic
         earnings per share - weighted
         average shares                 4,111,941         3,951,912           4,159,974        4,086,822

Effect of dilutive securities:
         Stock options                    135,407           122,866             199,028          141,786
         Denominator for diluted
         earnings per share; adjusted
         weighted-average shares and
         assumed conversions            4,247,348         4,074,778           4,359,003        4,228,608

Basic earnings per share           $         0.27    $         0.12       $        0.08   $         0.05
Diluted earnings per share         $         0.26    $         0.12       $        0.07   $         0.04

NOTE G - Contingencies

     The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail the Company believes that it is likely that the damages will not be material to the Company's financial condition or operations.

NOTE H - Employee Benefit Plan

     On September 17, 1998, the Board of Directors amended the Tremont Advisers, Inc. 401(k) Savings Plan, effective January 1, 1998, to allow employer matching contributions and to allocate the Company's employer discretionary contributions based upon the Company's fiscal year profitability, as related to pre-established financial objectives. The Company's matching contribution for the year ending December 31, 1998 will be 25 cents for each $1 a participant contributes as an employee salary deferral up to a limit of 6.25% of eligible compensation ($160,000 maximum for 1998). Contributions will be made annually, subsequent to year end, based upon the previous year's salary deferrals.

NOTE I - Subsequent Events

     The Company has agreed to acquire TASS Management Limited ("TASS"), a London based company specializing in alternative investment and research services. The Company will merge TASS's extensive database with the Company's proprietary database to create a global database of 2,200 managers and hedge funds. TASS will primarily sell research and data, as well as new products and services. The acquisition is expected to be completed during the first quarter of 1999.

Item 2.           Management's Discussion and Analysis

     Tremont Advisers, Inc.'s (the "Company") revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset-based fees for investments placed by its wholly owned foreign subsidiary, Tremont (Bermuda) Limited ("TBL"), in certain offshore mutual funds. The Company provides other consulting services generally on a fixed-fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and taking advantage of its growing world-wide relationships in order to expand its operations.

     Consulting fees increased $3,180,480, or approximately 83.6%, from $3,802,441 for the nine months ended September 30, 1997, to $6,982,921 for the nine months ended September 30, 1998. At the Company's wholly owned significant domestic subsidiary, Tremont Partners, Inc. ("TPI"), consulting fees increased from $2,275,454 for the nine months ended September 30, 1997 to $4,665,750 for the nine months ended September 30, 1998. The increase at TPI is primarily due to increases in revenues from its proprietary products, The Broad Market Prime Fund, L.P. ($1,107,413) and The Broad Market Fund, L.P. ($330,998), respectively. In addition, revenues from the Meridian Horizon Fund, L.P. increased by $375,038 over the similar period in 1997. Consulting fees also increased domestically as a result of Tremont Securities, Inc. ("TSI"), the Company's wholly-owned broker dealer subsidiary ,realized consulting fees from the sale of limited partnerships. These fees amounted to $71,506 for the nine months ended September 30, 1998 and did not occur in the nine months ended September 30, 1997. TBL's consulting fees increased from $1,526,987 for the nine months ended September 30, 1997 to $2,245,665 for the nine months ended September 30, 1998. The increase at TBL is primarily due to increases in revenues from its proprietary products, the Class B Shares of the Kingate Global Fund, Ltd. ($401,875) and Tremont Broad Market, LDC ($100,946), as well as several new clients. The increase in revenue was primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles, as well as a larger client base.

     Consulting fees increased $1,160,620, or approximately 78.1%, from $1,486,172 for the three months ended September 30, 1997, to $2,646,792 for the three months ended September 30, 1998. TPI's consulting fees increased from $825,633 for the three months ended September 30, 1997 to $1,733,126 for the three months ended September 30, 1998. The increase at TPI is primarily due to increases in revenues from its proprietary products The Broad Market Prime Fund, L.P. ($441,266) and The Broad Market Fund, L.P. ($116,304), respectively. In addition, revenue from the Chrysler Minority Equity Trust increased by $199,523 over the similar period in 1997. Consulting fees also increased domestically as TSI realized consulting fees from the sale of limited partnership interest. These fees amounted to $19,231 for the three months ended September 30, 1998 and did not occur during the three months ended September 30, 1997. TBL's consulting fees increased from $660,539 for the three months ended September 30, 1997 to $894,435 for the three months ended September 30, 1998. The increase at TBL is primarily due to increases in revenues from its proprietary products, the Class B Shares of the Kingate Global Fund, Ltd. ($196,956), as well as several new clients. The increases in revenues was primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles, as well as a larger client base.

     Performance fees for the nine months ended September 30, 1998 increased $78,084, or 31.7%, compared to the nine months ended September 30, 1997, primarily as a result of underlying investment vehicles outperforming their established benchmarks. Performance fees for the three months ended September 30, 1998 decreased $60,463 or 88.5% compared to the three months ended September 30, 1997, primarily as a result of unfavorable changes in market conditions in 1998.

Commissions received by TSI increased by $62,844 or 24.8% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, primarily as a result of increased trading activities by TSI's clients. For the three months ended September 30, 1998, commissions decreased by $33,121 or 25.3% compared to the three months ended September 30, 1997, primarily as a result of decreased trading activities by TSI's clients.

     The three months ended September 30, 1998 have been difficult ones for hedge funds. In particular the markets were roiled by a global flight to quality caused by Russia's implicit default on their sovereign debt. The flight to quality has dried up liquidity, particularly in the bond markets. The well publicized debacles of recent months were products of leverage combined with illiquidity. Until liquidity returns, the financial markets can be expected to be choppy. Despite this environment, the Compan s proprietary products are expected to perform relatively favorably in these markets because the products have limited credit exposure and limited or no leverage. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

     Compensation expense increased $553,150 or 24.8% and $180,062 or 22.2%, respectively, for the nine and three months ended September 30, 1998, over the similar periods in 1997, as a result of the Company's continued efforts to attract and retain qualified employees. Such efforts resulted in an increase in the number of employees to 36 at September 30, 1998 from 31 at September 30, 1997. In addition to the increase in the number of employees, compensation expense also increased due to an increase in bonuses to be granted by the Company to its employees, as well as salary increases for certain employees that became effective January 1, 1998. In addition, health care costs increased due to the increase in the number of employees.

     General and administrative expenses increased $876,099 or 86.0% and $290,208 or 64.6%, respectively, for the nine and three months ended September 30, 1998, as compared to similar periods in 1997. These increases consist primarily of increases in rent, professional fees, travel and entertainment and other related expenses. The increases were partially offset by decreases in telecommunications due to an upgrade of service and equipment. The increase in general and administrative expenses was primarily due to costs related to the Company's continued expansion to service its business growth.

     Consulting expenses increased $501,242 or 101.8% and $118,214 or 55.1%, respectively for the nine and three months ended September 30, 1998, as compared to the similar periods of 1997, primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared. Also, TPI and TBL have revenue sharing arrangements which relate to certain clients.

     Depreciation and amortization increased $44,773 or 50.4% and $16,806 or 48.9%, respectively, for the nine and three months ended September 30, 1998 as compared to similar periods in 1997. The increase results from purchases of fixed assets after September 30, 1997. These purchases included computer upgrades, new software, the expansion of the computer network, as well as furniture and fixtures for the Company's new executive offices. The Company made capital expenditures of $103,127 during the nine months ended September 30, 1998, and wrote-off fully depreciated capital improvements ($13,636) of TSI due to the closing of its Vermont branch office.

     Equity earnings of limited partnerships decreased $72,129 or 39.3% and $131,922 or 143.4%, respectively, for the nine and three months ended September 30, 1998, compared to similar periods in 1997. These decreases are primarily due to decreased performance compared to similar periods in 1997, as a result of unfavorable market conditions in 1998.

     Cash  provided by  operations  was  $1,186,993  for the nine  months  ended
September 30, 1998, as compared to $178,414 in the comparable period of 1997. The $641,124 increase in net income for the period was offset by changes in working capital accounts. These changes include increases in accounts receivable and income taxes offset by decreases in a receivable from officer and accrued expenses. The positive cash flow provided by operating activities was offset by cash used in investing activities of $1,067,327 for the nine months ended September 30, 1998.

     The Company believes it has adequate apital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from these, as well as from existing products, will be sufficient to support future growth. The Company has no material short-term or long-term debt obligations.

     The Company owns options to purchase 8,000 shares of a non-publicly registered investment adviser specializing in 401(k) investment allocation advice over the Internet. The options were granted at $10 per share and have vested or will vest 25% on January 1, 1996; 25% in equal installments at the end of each month between January 1, 1997 and December 31, 1997; and 50% in equal installments at the end of each month between January 1, 1998 and December 31, 1998. The options have a five year term and were valued at zero by the Company at September 30, 1998.

     The Company owns 30,000 shares of common stock of a non-public financial services company formed in 1996. The shares were received by the Company as a result of an employee's participation as a board member of such company. At September 30, 1998 the shares of common stock were valued at zero.

     The Company, with a joint venture partner, formed Tremont Investment Management, Inc. ("TIMI"). TIMI, 65% owned by the Company, has applied for registration with the Ontario Securities Commission as investment counsel and portfolio manager and as a limited market dealer under the Securities Act (Ontario).

     On July 14, 1998, the Company formed Tremont Futures, Inc. ("TFI"). TFI is currently in the process of applying for registration with the Commodity Futures Trading Commission and the National Futures Association as a commodity pool operator and commodity trading advisor.

     On August 7, 1998, the Company amended its Certificate of Incorporation increasing the authorized number of shares of Class B Common Stock, $.01 par value per share, from five million (5,000,000) shares to ten million (10,000,000) shares. The amendment also provided that Class A Common Stock, $.01 par value per share, be convertible, at the option of the holder thereof, into an equivalent number of Class B Common Stock, $.01 par value per share.

On September 17, 1998, the Company's Board of Directors adopted, subject to shareholder approval, the Tremont Advisers, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of up to 200,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options and stock rights. The exercise price for incentive stock options shall not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall not be less than the minimum legal consideration required therefor under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The 1998 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards. As of September 30, 1998, no options have been granted under the 1998 Plan.

     During May 1998, a director exercised options and purchased 2,500 shares of Class B Common Stock at $3.75 per share. During August 1998, two executive officers exercised options and purchased 125,000 and 5,000 shares of Class B Common Stock at $1.75 and $2.00 per share, respectively.

     The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail the Company believes that it is likely that the damages will not be material to the Company's financial condition or operations.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing significant disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. Based on a recent assessment, the Company determined that all but one of its computer systems are currently enabled for year 2000 entries, and the Company believes such system will be compliant within the second quarter of 1999. The cost of such assessment was immaterial to the Company. However, the Company could be adversely affected if the computer systems used by the Company's service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Company is currently in communication with these other companies to determine if there is reasonable cause for concern.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail the Company believes that it is likely that the damages will not be material to the Company's financial condition or operations.

Item 4. Submission of Matters to a Vote of Security Holers

On August 7, 1998, a majority of the shareholders granted their written consent in accordance with Delaware law to a proposed amendment to the Company's Certificate of Incorporation, initiated by the Company's Board of Directors, which increased the authorized number of shares of Class B Common Stock, $.01 par value per share, from five million (5,000,000) shares to ten million (10,000,000) shares and amended the terms of the Class A Common Stock, $.01 par value per share, to provide that all or any of such shares of Class A Common Stock be convertible, at the option of the holders thereof, into a like number of shares of Class B Common Stock.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     The following exhibits are included herein;
       Exhibit 10.53 - Tremont Advisers, Inc. 1998 Stock Option Plan
       Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Tremont Advisers, Inc.

Date: November 4, 1998                      /s/ Stephen T. Clayton
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                               TREMONT ADVISERS, INC.
                                 1998 STOCK PLAN

         1. Purpose. The purpose of the Tremont Advisers, Inc. 1998 Stock Plan (the "Plan") is to encourage key employees of Tremont Advisers, Inc. (the "Company") and of any present or future parent or subsidiary of the Company (collectively, "Related Corporations") and other individuals who render services to the Company or a Related Corporation, by providing opportunities to participate in the ownership of the Company and its future growth through (a) the grant of options which qualify as "incentive stock options" ("ISOs") under
Section  422(b) of the Internal  Revenue Code of 1986,  as amended (the "Code");
(b) the grant of options which do not qualify as ISOs ("Non-Qualified Options");
(c) awards of stock in the Company ("Awards"); and (d) opportunities to make direct purchases of stock in the Company ("Purchases"). Both ISOs and Non-Qualified Options are referred to hereafter individually as an "Option" and collectively as "Options." Options, Awards and authorizations to make Purchases are referred to hereafter collectively as "Stock Rights." As used herein, the terms "parent" and "subsidiary" mean "parent corporation" and "subsidiary corporation," respectively, as those terms are defined in Section 424 of the Code.

         2. Administration of the Plan.

                  (a) Board or Committee Administration. The Plan shall be administered by a committee (the "Committee") of the Board of Directors of the Company (the "Board"). The Committee, to the extent required by applicable regulations under Section 162(m) of the Code, shall be comprised of two or more "outside directors" (as defined in applicable regulations thereunder) who, to the extent required by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or any successor provision ("Rule 16b-3"), shall be disinterested administrators within the meaning of Rule 16b-3. All references in this Plan to the "Committee" shall mean the Board if no Committee has been appointed. Subject to ratification of the grant or authorization of each Stock Right by the Board (if so required by applicable state law), and subject to the terms of the Plan, the Committee shall have the authority to (i) determine to whom (from among the class of employees eligible under paragraph 3 to receive
ISOs) ISOs shall be granted, and to whom (from among the class of individuals and entities eligible under paragraph 3 to receive Non-Qualified Options and Awards and to make Purchases) Non-Qualified Options, Awards and authorizations to make Purchases may be granted; (ii) determine the time or times at which Options or Awards shall be granted or Purchases made; (iii) determine the purchase price of shares subject to each Option or Purchase, which prices shall not be less than the Minimum Price specified in paragraph 6; (iv) determine whether each Option granted shall be an ISO or a Non-Qualified Option; (v) determine (subject to paragraph 7) the time or times when each Option shall become exercisable and the duration of the exercise period; (vi) extend the period during which outstanding Options may be exercised; (vii) determine whether restrictions are to be imposed on shares subject to Options, Awards and Purchases and the nature of such restrictions, if any, and (viii) interpret the Plan and prescribe and rescind rules and regulations relating to it. If the Committee determines to issue a Non-Qualified Option, it shall take whatever actions it deems necessary, under Section 422 of the Code and the regulations promulgated thereunder, to ensure that such Option is not treated as an ISO. The interpretation and construction by the Committee of any provisions of the Plan or of any Stock Right granted under it shall be final unless otherwise determined by the Board. The Committee may from time to time adopt such rules and regulations for carrying out the Plan as it may deem advisable. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Stock Right granted under it.

                  (b) Committee Actions. The Committee may select one of its members as its chairman, and shall hold meetings at such time and places as it may determine. A majority of the Committee shall constitute a quorum and acts of a majority of the members of the Committee at a meeting at which a quorum is present, or acts reduced to or approved in writing by all the members of the Committee (if consistent with applicable state law), shall be the valid acts of the Committee. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

                  (c) Grant of Stock Rights to Board Members. Subject to the provisions of paragraph 3 below, if applicable, Stock Rights may be granted to members of the Board. All grants of Stock Rights to members of the Board shall in all other respects be made in accordance with the provisions of this Plan applicable to other eligible persons. Consistent with the provisions of paragraph 3 below, members of the Board who either (i) are eligible to receive grants of Stock Rights pursuant to the Plan or (ii) have been granted Stock Rights may vote on any matters affecting the administration of the Plan or the grant of any Stock Rights pursuant to the Plan, except that no such member shall act upon the granting to himself or herself of Stock Rights, but any such member may be counted in determining the existence of a quorum at any meeting of the Board during which action is taken with respect to the granting to such member of Stock Rights.

                  (d) Exculpation. No member of the Board shall be personally liable for monetary damages for any action taken or any failure to take any action in connection with the administration of the Plan or the granting of Stock Rights under the Plan, provided that this subparagraph 2(d) shall not apply to (i) any breach of such member's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law, (iii) acts or omissions that would result in liability under Section 174 of the General Corporation Law of the State of Delaware, as amended, and (iv) any transaction from which the member derived an improper personal benefit.

                  (e) Indemnification. Service on the Committee shall constitute service as a member of the Board. Each member of the Committee shall be entitled without further act on his or her part to indemnity from the Company to the fullest extent provided by applicable law and the Company's Certificate of Incorporation and/or By-laws in connection with or arising out of any action, suit or proceeding with respect to the administration of the Plan or the granting of Stock Rights thereunder in which he or she may be involved by reason of his or her being or having been a member of the Committee, whether or not he or she continues to be a member of the Committee at the time of the action, suit or proceeding.

     3. Eligible Employees and Others. ISOs may be granted only to employees of the Company or any Related Corporation. Non-Qualified Options, Awards and authorizations to make Purchases may be granted to any employee, officer or director (whether or not also an employee) or consultant of the Company or any Related Corporation. The Committee may take into consideration a recipient's individual circumstances in determining whether to grant a Stock Right. The granting of any Stock Right to any individual or entity shall neither entitle that individual or entity to, nor disqualify such individual or entity from, participation in any other grant of Stock Rights.

    4.  Stock Rights.

                    (a) Number of Shares Subject to Rights. The stock subject to Stock Rights shall be authorized but unissued shares of Class B Common Stock of the Company, par value $.01 per share (the "Common Stock"), or shares of Common Stock reacquired by the Company in any manner. The aggregate number of shares which may be issued pursuant to the Plan is 500,000, subject to adjustment as provided in paragraph 13. If any Stock Right granted under the Plan shall expire or terminate for any reason without having bee exercised in full or shall cease for any reason to be exercisable in whole or in part, the shares of Common Stock subject to such Stock Right shall again be available for grants of Stock Rights under the Plan.

                  (b) Nature of Awards. In addition to ISOs and Non-Qualified Options, the Committee may grant or award other Stock Rights, as follows: (i) Purchases. Participants may be granted the right to purchase Common Stock, subject to such restrictions as may be specified by the Committee ("Restricted Shares"). Such restrictions may include, but are not limited to, the requirement of continued employment with the Company or a Related Corporation and achievement of performance objectives. The Committee shall determine the purchase price of the Restricted Shares, the nature of the restrictions and the performance objectives, all of which shall be set forth in the agreement relating to each right awarded to purchase Restricted Shares. The performance objectives shall consist of (A) one or more in business criteria and (B) a target level or levels of performance with respect to such criteria. The performance objectives shall be objective and shall otherwise meet the requirements of Section 162(m)(4)(C) of the Code. (ii) Awards. Awards of Common Stock may be made to participants as a bonus or as additional compensation, as may be determined by the Committee.

         5. Granting of Stock Rights. Stock Rights may be granted under the Plan at any time on or after October 1, 1998 and prior to September 30, 2007. The date of grant of a Stock Right under the Plan will be the date specified by the Committee at the time it grants the Stock Right; provided, however, that such date shall not be prior to the date on which the Committee acts to approve the grant. Options granted under the Plan are intended to qualify as performance based compensation to the extent required under proposed Treasury Regulation
Section 1.162-27.

         6.       Minimum Option Price; ISO Limitations.

                (a) Price for Non-Qualified Options, Awards and Purchases. The exercise price per share specified in the agreement relating to each Non-Qualified Option granted, and the purchase price per share of stock granted in any Award or authorized as a Purchase, under the Plan shall in no event be less than the minimum legal consideration required therefor under the laws of any jurisdiction in which the Company or its successors iinterest may be organized. Non-Qualified Options granted under the Plan, with an exercise price less than the fair market value per share of Common Stock on the date of grant, are intended to qualify as performance-based compensation under Section 162(m)of the Code and any applicable regulations thereunder. Any such Non-Qualified Options granted under the Plan shall be exercisable only upon the attainment of a pre-established, objective performance goal established by the Committee.

                  (b) Price for ISOs. The exercise price per share specified in the agreement relating to each ISO granted under the Plan shall not be less than the fair market value per share of Common Stock on the date of such grant. In the case of an ISO to be granted to an employee owning stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Related Corporation, the price per share specified in the agreement relating to such ISO shall not be less than one hundred ten percent (110%) of the fair market value per share of Common Stock on the date of grant. For purposes of determining stock ownership under this paragraph, the rules of Section 424(d) of the Code shall apply.

                  (c) $100,000 Annual Limitation on ISO Vesting. Each eligible employee may be granted Options treated as ISOs only to the extent that, in the aggregate under this Plan and all incentive stock option plans of the company and any related Corporation, ISOs do not become exercisable for the first time by such employee during any calendar year with respect to stock having a fair market value (determined at the time the ISOs were granted) in excess of $100,000. The Company intends to designate any Options granted in excess of such limitation as Non-Qualified Options.

                  (d) Determination of Fair Market Value. If, at the time an Option is granted under the Plan, the Company's Common Stock is publicly traded, "fair market value" shall be determined as of the date of grant or, if the prices or quotes discussed in this sentence are unavailable for such date, the last business day for which such prices or quotes are available prior to the date of grant and shall mean (i) the average (on that date) of the high and low prices of the Common Stock on the principal national securities exchange on which the Common Stock is traded, if the Common Stock is then traded on a national securities exchange; or (ii) the last reported sale price (on that date) of the Common Stock on The American Stock Exchange, if the Common Stock is not then traded on a national securities exchange; or (iii) the closing bid price (or average of bid prices) last quoted (on that date) by an established quotation service for over-the-counter securities, if the Common Stock is not reported on The American Stock Exchange. If the Common Stock is not publicly traded at the time an Option is granted under the Plan, "fair market value" shall mean the fair value of the Common Stock as determined by the Committee after taking into consideration all factors which it deems appropriate, including, without limitation, recent sale and offer prices of the Common Stock in private transactions negotiated at arm's length.

         7. Option Duration. Subject to earlier termination as provided in paragraphs 9 and 10 or in the agreement relating to such Option, each Option shall expire on the date specified by the Committee, but not more than (i) ten years from the date of grant in the case of Options generally and (ii) five years from the date of grant in the case of ISOs granted to an employee owning stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Related Corporation, as determined under paragraph 6(b). Subject to earlier termination as provided in paragraphs 9 and 10, the term of each ISO shall be the term set forth in the original instrument granting such ISO.

     8. Exercise of Option. Subject to the provisions of paragraphs 9 through 12, each Option granted under the Plan shall be exercisable as follows:

                (a) Vesting. The Option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Committee may specify.

                 (b) Full Vesting of Installments. Once an installment becomes exercisable, it shall remain exercisable until expiration or termination of the Option, unless otherwise specified by the Committee.

                 (c) Partial Exercise. Each Option or installment may be exercised at any time or from time to time, in whole or in part, for up to the total number of shares with respect to which it is then exercisable.

                (d) Acceleration of Vesting. The Committee shall have the right to accelerate the date that any installment of any Option becomes exercisable; provided that the Committee shall not, without the consent of an optionee, accelerate the permitted exercise date of any installment of any Option granted to any employee as an ISO if such acceleration would violate the annual vesting limitation contained in Section 422(d) of the Code, as described in paragraph 6(c).

         9. Termination of Employment. Unless otherwise specified in the agreements relating to such ISOs, if an ISO optionee ceases to be employed by the Company and all Related Corporations other than by reason of death or disability or as otherwise specified in paragraph 10, no further installments of his or her ISOs shall become exercisable, and his or her ISOs shall terminate on the earlier of (a) ninety (90) days after the date of termination of his or her employment, or (b) their specified expiration dates. For purposes of this paragraph 9, employment shall be considered as continuing uninterrupted during any bona fide leave of absence (such as those attributable to illness, military obligations or governmental service) provided that the period of such leave does no exceed 90 days or, if longer, any period during which such optionee's right to reemployment is guaranteed by statute. A bona fide leave of absence with the written approval of the Committee shall not be considered an interruption of employment under this paragraph 9, provided that such written approval contractually obligates the Company or any Related Corporation to continue the employment of the optionee after the approved period of absence. ISOs granted under the Plan shall not be affected by an change of employment within or among the Company and Related Corporations, so long as the optionee continues to be an employee of the Company or any Related Corporation. Nothing in the Plan shall be deemed to give any grantee of any Stock Right the right to be retained in employment or other service by the Company or any Related Corporation for any period of time.

         10.      Death; Disability; Voluntary Termination; Breach.

                 (a) Death. If an ISO optionee ceases to be employed by the Company and all Related Corporations by reason of his or her death, any ISO owned by such optionee may be exercised, to the extent otherwise exercisable on the date of death, by the estate, personal representative r beneficiary who has acquired the ISO by will or by the laws of descent and distribution, until the earlier of (i) the specified expiration date of the ISO or (ii) one (1) year from the date of the optionee's death.

                  (b) Disability. If an ISO optionee ceases to be employed by the Company and all Related Corporations by reason of his or her disability, such optionee shall have the right to exercise any ISO held by him or her on the date of termination of employment, for the number of shares for which he or she could have exercised it on that date, until the earlier of (i) the specified expiration date of the ISO or (ii) one (1) year from the date of the termination of the optionee's employment. For the purposes of the Plan, the term "disability" shall mean "permanent and total disability" as defined in Section 22(e)(3) of the Code or any successor statute.

                  (c) Voluntary Termination; Breach. If an ISO optionee voluntarily leaves the employ of the Company and all Related Corporations or ceases to be employed by the Company and all Related Corporations by reason of a finding by the Committee, after full consideration of the facts presented on behalf of both the Company and the Optionee, that the ISO optionee has breached his or her employment or service contract with the Company or any Related Corporation, or has been engaged in disloyalty to the Company or any Relate Corporation, then, in either such event, in addition to immediate termination of the Option, the ISO optionee shall automatically forfeit all shares for which the Company has not yet delivered share certificates upon refund by the Company of the exercise price of such Option. Notwithstanding anything herein to the contrary, the Company may withhold delivery of share certificates pending the resolution of any inquiry that could lead to a finding resulting in a forfeiture.

     11. Assignability. No Stock Right shall be assignable or transferable by the grantee except by will, by the laws of descent and distribution or, in the case of Non-Qualified Options only, pursuant to a valid domestic relations order. Except as set forth in the previous sentence, during the lifetime of a grantee each Stock Right shall be exercisable only by such grantee.

     12. Terms and Conditions of Options. Options shall be evidenced by instruments (which need not be identical) in such forms as the Committee may from time to time approve. Such instruments shall conform to the terms and conditions set forth in paragraphs 6 through 11 hereof and may contain such other provisions as the Committee deems advisable which are not inconsistent with the Plan, including restrictions applicable to shares of Common Stock issuable upon exercise of Options. The Committee may specify that any Non-Qualified Option shall be subject to the restrictions set forth herein with respect to ISOs, or to such other termination and cancellation provisions as the Committee may determine. The Committee may from time to time confer authority and responsibility on one or more of its own members and/or one or more officers of the Company to execute and deliver such instruments. The proper officers of the Company are authorized and directed to take any and all action necessary or advisable from time to time to carry out the terms of such instruments.

     13. Adjustments. Upon the occurrence of any of the following events, an optionee's rights with respect to Options granted to such optionee hereunder shall be adjusted as hereinafter provided, unless otherwise specifically provided in the written agreement between the optionee and the Company related to such Option:

                 (a) Stock Dividends and Stock Splits. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of Options shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

                 (b) Consolidations or Mergers. If the Company is to be
consolidated with or acquired by another entity in a merger, sale of all or substantially all of the Company's assets or otherwise (an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of
the Company  hereunder (the "Successor  Board"),   shall,  as  to  outstanding
Options,   either  (i)  make appropriate provision for the continuation of such
Options by substituting on a
equitable basis for the shares then subject to such Options either (A) the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition, (B) shares of stock of the surviving corporation or (C) such other securities as the Successor Board deems appropriate, the fair market value of which shall approximate the fair market value of the shares of Common Stock subject to such Options immediately preceding the Acquisition; or (ii) upon written notice to the optionees, provide that all Options must be exercised, to the extent then exercisable, within a specified number of days of the date of such notice, at the end of which period the Options shall terminate; or (iii) terminate all Options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such Options (to the extent then exercisable) over the exercise price thereof.

                  (c) Recapitalization or Reorganization. In the event of a recapitalization or reorganization of the Company (other than a transaction described in subparagraph (b) above) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, an optionee upon exercising an Option shall be entitled to receive for the purchase price paid upon such exercise the securities he or she would have received if he or she had exercised such Option prior to such recapitalization or reorganization.

                  (d) Modification of ISO's. Notwithstanding the foregoing, any adjustments made pursuant to subparagraphs (a), (b) or (c) with respect to ISOs shall be made only after the Committee, after consulting with counsel for the Company, determines whether such adjustments would constitute a "modification" of such ISOs (as that term is defined in Section 424 of the Code) or would cause any adverse tax consequences for the holders of such ISOs. If the Committee determines that such adjustments made with respect to ISOs would constitute a modification of such ISOs or would cause adverse tax consequences to the holders, it may refrain from making such adjustments.

                  (e) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, each Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.


                  (f) Issuances of Securities. Except as expressly provided herein, no issuance by the Company of shares of stock of any class,or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to Options. No adjustments shall be made for dividends paid in cash or in property other than securities of the Company.

                 (g) Fractional Shares. No fractional shares shall be issued under the Plan and the optionee shall receive from the Company cash in lieu of such fractional shares.

                 (h) Adjustments. Upon the happening of any of the events described in subparagraphs (a), (b) or (c) above, the class and aggregate number of shares set forth in paragraph 4 hereof that are subject to Stock Rights which previously have been or subsequently may be granted under the Plan shall also be appropriately adjusted to reflect the events described in such subparagraphs. The Committee or the Successor Board shall determine the specific adjustments to be made under this paragraph 13 and, subject to paragraph 2, its determination shall be conclusive.

         14. Means of Exercising Options. An Option (or any part or installment thereof) shall be exercised by giving written notice to the Company at its principal office address, or to such transfer agent as the Company shall designate. Such notice shall identify the Option being exercised and specify the number of shares as to which such Option is being exercised, accompanied by full payment of the purchase price thereof either (a) in United States dollars in cash or by check, (b) at the discretion of the Committee, through delivery of shares of Common Stock having a fair market value equal as of the date of the exercise to the cash exercise price of the Option, (c) at the discretion of the Committee, by delivery of the grantee's personal recourse note bearing interest payable not less than annually at no less than 100% of the lowest applicable Federal rate, as define din Section 1274(d) of the Code, (d) at the discretion of the Committee and consistent with applicable law, through the delivery of an assignment to the Company of a sufficient amount of the proceeds from the sale of the Common Stock acquired upon exercise of the Option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be at the participant's direction at the time of exercise, or (e) at the discretion of the Committee, by any combination of (a), (b), (c) and (d) above. If the Committee exercises its discretion to permit payment of the exercise price of an ISO by means of the methods set forth in clauses (b), (c), (d) or
(e) of the preceding sentence, such discretion shall be exercised in writing at the time of the grant of the ISO in question. The holder of an Option shall not have the rights of a shareholder with respect to the shares covered by such Option until the date of issuance of a stock certificate to such holder for such shares. Except as expressly provided above in paragraph 13 with respect to changes in capitalization and stock dividends, no adjustment shall be made for dividends or similar rights for which the record date is before the date such stock certificate is issued.

         15. Term and Amendment of Plan. This Plan was adopted by the Board on September 17, 1998, subject, with respect to the validation of ISOs granted under the Plan, to approval of the Plan by the stockholders of the Company at the next Meeting of Stockholders, or in lieu thereof, by written consent. If the approval of stockholders is not obtained on or prior to August 31, 1999, any grants of ISOs under the Plan made prior to that date will be rescinded. The Plan shall expire at the end of the day on September 30, 2007, (except as to Options outstanding on that date). Subject to the provisions of paragraph 5 above, Options may be granted under the Plan prior to the date of stockholder approval of the Plan. The Board may terminate or amend the Plain in any respect at any time, except that, without the approval of the stockholders obtained within 12 months before or after the Board adopts a resolution authorizing any of the following actions: (a) the total number of shares that may be issued under the Plan may not be increased (except by adjustment pursuant to paragraph
13); (b) the benefits accruing to participants under the Plan may not be materially increased; (c) the requirements as to eligibility for participation in the Plan may not be materially modified; (d) the provisions of paragraph 3 regarding eligibility for grants of ISOs may not be modified; (e) the provisions of paragraph 6(b) regarding the exercise price at which shares may be offered pursuant to ISOs may not be modified (except by adjustment pursuant to paragraph
13); (f) the expiration date of the Plan may not be extended; and (g) the Board may not take any action which would cause the Plan to fail to comply with Rule 16b-3. Except as otherwise provided in this paragraph 15, in no event may action of the Board or stockholders alter or impair the rights of a grantee, without such grantee's consent, under any Option previously granted to such grantee.

     16. Application of Funds. The proceeds received by the Company from the sale of shares pursuant to Options granted and Purchases authorized under the Plan shall be used for general corporate purposes.

         17. Notice to Company of Disqualifying Disposition. By accepting an ISO granted under the Plan, each optionee agrees to notify the Company in writing immediately after such optionee makes a Disqualifying Disposition (as described in Sections 421, 422 and 424 of the Code and regulations thereunder) of any stock acquired pursuant to the exercise of ISOs granted under the Plan. A Disqualifying Disposition is generally any disposition occurring on or before the later of (a) the date two years following the date the ISO was granted or
(b) the date one year following the date the ISO was exercised.

         18. Withholding of Additional Income Taxes. Upon the exercise of a Non-Qualified Option, the grant of an Award, the making of a Purchase of Common Stock for less than its fair market value, the making of a Disqualifying Disposition (as defined in paragraph 17), the vesting or transfer of restricted stock or securities acquired on the exercise of an Option hereunder, or the making of a distribution or other payment with respect to such stock or securities, the Company may withhold taxes in respect of amounts that constitute compensation includible in gross income. The Committee in its discretion may condition (i) the exercise of an Option, (ii) the grant of an Award, (iii) the making of a Purchase of Common Stock for less than its fair market value, or
(iv) the vesting or transferability of restricted stock or securities acquired by exercising an Option, on the grantee's making satisfactory arrangement for such withholding. Such arrangement may include payment by the grantee in cash or by check of the amount of the withholding taxes or, at the discretion of the Committee, by the grantee's delivery of previously held shares of Common Stock or the withholding from the shares of Common Stock otherwise deliverable upon exercise of a Option shares having an aggregate fair market value equal to the amount of such withholding taxes.

     19. Governmental Regulation. The Company's obligation to sell and deliver shares of the Common Stock under this Plan is subject to the approval of any governmental authority required in connection with the authorization, issuance or sale of such shares.

     Government regulations may impose reporting or other obligations on the Company with respect to the Plan. For example, the Company may be required to send tax information statements to employees and former employees that exercise ISOs under the Plan, and the Company may be required to file tax information returns reporting the income received by grantees of Options in connection with the Plan.

         20. Governing Law. The validity and construction of the Plan and the instruments evidencing Stock Rights shall be governed by the laws of Delaware.