Form 10QSB/A
period 1998-09-30
TREMONT ADVISERS INC
filed 1998-11-09
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB/A1

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

                                  INDEX

                         Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)                                   Page

Condensed Consolidated Balance Sheets - September 30, 1998 (unaudited)
and December 31, 1997 (audited)                                               1

Condensed Consolidated Statements of Income -
nine and three months ended September 30, 1998 and 1997                       2

Condensed Consolidated Statement of Shareholders' Equity -                    3
nine months ended September 30, 1998

Condensed Consolidated Statements of Comprehensive Income -
nine and three months ended September 30, 1998 and 1997                       4

Condensed Consolidated Statements of Cash Flows -
nine months ended September 30, 1998 and 1997                                 5

Notes to Condensed Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis                                11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signature                                                                    15

Exhibit 10.53 - Tremont Advisers, Inc. 1998 Stock Option Plan                16

Exhibit 10.54 - Shareholders' Agreement, dated as of July 17,
                1998, by and among Tremont Advisers, Inc.,
                Robert J. Parnell and Tremont Investment
                Management, Inc.                                             25

Exhibit 21.1 - Subsidiaries                                                  57

Exhibit 27 - Financial Data Schedule                                         58

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits The following  exhibits are included  herein;
         Exhibit 10.53 - Tremont  Advisers,  Inc. 1998 Stock Option Plan
         Exhibit 10.54 - Shareholders' Agreement, dated as of July 17, 1998, by and among Tremont Advisers, Inc., Robert J. Parnell and Tremont Investment Management, Inc.

         Exhibit 21.1 - Subsidiaries Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Tremont Advisers, Inc.

Date: November 6, 1998                      /s/ Stephen T. Clayton
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                 Exhibit 10.53

                                1998 Stock Plan



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

    4.  Stock Rights.

                    (a) Number of Shares Subject to Rights. The stock subject to Stock Rights shall be authorized but unissued shares of Class B Common Stock of the Company, par value $.01 per share (the "Common Stock"), or shares of Common Stock reacquired by the Company in any manner. The aggregate number of shares which may be issued pursuant to the Plan is 200,000, subject to adjustment as provided in paragraph 13. If any Stock Right granted under the Plan shall expire or terminate for any reason without having bee exercised in full or shall cease for any reason to be exercisable in whole or in part, the shares of Common Stock subject to such Stock Right shall again be available for grants of Stock Rights under the Plan.

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

                           Exhibit 10.54


                       TREMONT INVESTMENT MANAGEMENT, INC.
                               SHAREHOLDERS' AGREEMENT


                  AGREEMENT (the "Agreement") made as of the 17th day of July, 1998, by and among TREMONT ADVISERS, INC., a corporation organized under the laws of Delaware (U.S.A.), with offices at 555 Theodore Fremd Avenue, Rye, New York 10580 U.S.A. (hereinafter referred to as "Tremont"), ROBERT J. PARNELL, residing at 230 Guildwood Parkway, Toronto, Ontario M1E 1P7, Canada (hereinafter referred to as "Parnell") (Tremont and Parnell are sometimes hereinafter collectively referred to as the "Shareholders" and individually as a "Shareholder"), and TREMONT INVESTMENT MANAGEMENT, INC., a corporation organized under the laws of the Province of New Brunswick and the laws of Canada applicable therein, with its offices located at Suite 5100, One First Canadian Place, Toronto, Ontario M5X 1K2 Canada (hereinafter sometimes referred to as the "Corporation").

                                               W I T N E S S E T H :

                  WHEREAS, the Corporation has been caused to be organized as a corporation under the New Brunswick Business Corporations Act (the "Act"), with an authorized capital stock of ten thousand (10,000) common shares (the "Common Stock") and fifty thousand (50,000) preferred shares (the "Preferred Stock") in accordance with the intent of the Shareholders as set forth in that certain Joint Venture Agreement dated as of June 5, 1998 by and between the Shareholders (the "Joint Venture Agreement"); and

                  WHEREAS, the parties hereto are the owners of all of the issued and outstanding shares of Common Stock of the Corporation and the sole shareholders thereof; and

                  WHEREAS, it is the desire of the parties to make provision for the management and control of the Corporation, employment by the Corporation of Parnell and the purchase and sale of the shares of Common Stock and the Preferred Stock held by Shareholders; and

                  WHEREAS, the Corporation concurs in the aforesaid decision of the Shareholders;

                  NOW, THEREFORE, in consideration of the mutual covenants and premises hereinafter set forth, the parties hereto hereby consent and agree as follows:

                                    ARTICLE I
                           ORGANIZATION OF CORPORATION

     1.1 Formation of Corporation. Tremont Investment Management, Inc. was incorporated as a business corporation under the Act on July 13, 1998, with an authorized capital stock of ten thousand (10,000) shares of Common Stock and fifty thousand (50,000) shares of Preferred Stock.


                  1.2 Stock Ownership. As of the date hereof, each Shareholder owns the following number of shares of Common Stock of the Corporation (collectively, together with any other shares of Common Stock issued to any shareholder, the "Shares"):


                                  % of Shares                     Capital
 Shareholder    # of Shares       Outstanding                     Contribution


  Tremont          3,250            65%                        U.S.$32,500.00

  Parnell          1,750            35%                        U.S.$17,500.00


     In addition, as of the date hereof, Tremont owns ten thousand (10,000) fully paid and non-assessable shares of Preferred Stock of the Corporation (collectively, together with any other shares of Preferred Stock issued to any shareholder, the "Preferred Shares") for which Tremont has made an additional capital contribution to the Corporation in the sum of U.S. One Hundred Thousand Dollars (U.S.$100,000.00) or U.S.Ten Dollars ($10.00) per Preferred Share (the "Preferred Share Issue Price"). The Preferred Shares shall have no voting rights, pay no dividends and be redeemable in accordance with the terms and conditions set forth in the articles of incorporation of the Corporation (the "Articles"), which shall be amended as soon as practicable following the date hereof to reflect such terms and conditions and such other customary additional terms and conditions for the Preferred Shares, and by execution of this Agreement, each Shareholder agrees to authorize or cause his or its nominee(s) on the board of directors of the Corporation (each member of the board of directors being referred to individually as a "Director," and together with each other Director, as the "Directors" or the "Board of Directors"), as described in
Section 3.2(a) hereof, to authorize the execution and filing of such amendment by the Corporation with the appropriate authorities.

                  1.3      Additional Issuances of Stock.

     (a) Additional Capital Contributions. Each Shareholder may, but shall not be required to, make additional capital contributions to the Corporation, although, pursuant to the Joint Venture Agreement, Tremont has indicated its willingness to make additional capital contributions (including its additional capital contribution set forth in Section 1.2 hereof) to the Corporation of at least U.S. Three Hundred Thousand Dollars (U.S.$300,000.00). Each Shareholder shall have the right to make additional capital contributions to the Corporation pro rata in proportion to the percentage of Shares of the outstanding Common Stock held by such Shareholder. Each Shareholder making an additional capital contribution shall receive in exchange Preferred Shares at the Preferred Share Issue Price. By execution of this Agreement, each Shareholder agrees to authorize, or cause his or its nominee(s) on the Board of Directors to authorize, the issuance of Preferred Shares at the price provided for herein to each Shareholder making additional capital contributions.

                           (b)      Parnell Clawback.  If, within two (2) years
following the Effective Date (the "Initial Period"), the Corporation and the Shareholders have not required Tremont to make, and Tremont has not made, additional capital contributions to the Corporation of more than U.S. Two Hundred Fifty Thousand Dollars (U.S.$250,000.00), then Tremont shall thereupon transfer or caused to be transferred to Parnell, such number of Shares owned by it, or authorize, or cause its nominees on the Board of Directors to authorize, the issuance to Parnell of additional Shares from the Corporation's authorized but unissued shares of Common Stock, in either case without further consideration, to cause Parnell to then own thirty eight percent (38%) of the outstanding Shares. The Shareholders agree to cause the Secretary of the Corporation to register such transfer on the books of the Corporation.

                           (c) Tremont  Clawback.  If, within the Initial
Period, the Corporation and the Shareholders have required, and Tremont has made, additional capital contributions to the Corporation in excess of U.S. Four Hundred Thousand Dollars (U.S.$400,000.00), and Parnell has elected not to make additional capital contributions to the Corporation pro rata in proportion to the percentage of Shares of the outstanding Common Stock held by Parnell with respect to all capital contributions required by the Corporation in excess of U.S. Four Hundred Thousand Dollars (U.S.$400,000.00), then Parnell shall thereupon transfer or cause to be transferred to Tremont, such number of Shares owned by him, or authorize, or cause his nominee on the Board of Directors to authorize, the issuance to Tremont of additional shares from the Corporation's authorized but unissued shares of Common Stock, in either case without further consideration, to cause Tremont to then own sixty eight percent (68%) of the outstanding Shares. The Shareholders agree to cause the Secretary of the Corporation to register such transfer on the books of the Corporation.

                           (d)   Additional Stock Issuances.  Except as provided
in (a), (b) and (c) hereinabove, the Corporation may not authorize the issuance of additional capital stock by the Corporation without the unanimous approval of the Shareholders.

                  1.4 Restrictions on Stock. All shares issued by the Corporation with the consent of all of the Shareholders as provided in Section 1.3(d) hereof, shall be subject to the restrictions on sale, encumbrance and other dispositions as contained in the Articles and by-laws of the Corporation (the "By-Laws") as well as this Agreement.

                  1.5 Dividends. No dividends or other distributions shall be made by the Corporation on the Shares until each of the issued and outstanding Preferred Shares have been redeemed in full in accordance with the Articles at the Preferred Share Issue Price. Thereafter, such dividends or other distributions shall be paid to the holders of the Shares as and when determined by the Board of Directors, subject to the Articles and applicable law. Th parties expressly acknowledge their intent, however, that subject to the provisions of this Section 1.5, all of the Corporation's legally available funds not otherwise required for the Corporation's working capital, as determined by the Board of Directors, shall be paid to the Shareholders as dividends on the Shares.

                                   ARTICLE II
                               CONDUCT OF BUSINESS

                  2.1 Business of Corporation. The Corporation will serve as Tremont's affiliate in Canada and has been formed for the purpose of engaging in the business of providing consulting and specialized investment services to investment funds, investment managers and investors as well as the management and sponsorship of investment funds in Canada and in such other locations as shall be determined by Tremont and Parnell, and no other business, without the written approval of both Shareholders.

                  2.2      Quorum of Board; Quorum of Shareholders.

     (a) Board of Directors. The By-Laws of the Corporation shall provide that at all meetings of the Board of Directors a majority of Directors will be required to constitute a quorum for the transaction of any business, and all decisions of the Board of Directors shall require the majority vote in person of the Board of Directors.

                           (b)     Shareholders.  The By-Laws of the Corporation
shall provide that at all meetings of the Shareholders, the presence, in person or by proxy, of the holders of all of the issued and outstanding shares will be required to constitute a quorum for the transaction of any business, and all decisions of the Shareholders shall require the unanimous vote in person or by proxy of all of the issued and outstanding shares.

                  2.3 Banking. The Shareholders agree to cause their respective nominees on the Board of Directors to pass a resolution to provide that all checks, notes, drafts, negotiable instruments of the Corporation and other instruments for payment of money may be executed by either the President or the Chief Financial Officer, signing alone, up to U.S. Five Thousand Dollars (U.S.$5,000.00) and jointly for all amounts in excess thereof.

                  2.4 Access to Records. The business records of the Corporation shall be available for inspection at all reasonable hours to the Shareholders.



                               ARTICLE III


                           BOARD OF DIRECTORS

                  3.1 Number. The Shareholders agree that the number of members of the Board of Directors shall at all times consist of three (3) members.

                  3.2      Appointments.

                        (a) Vote for Nominees. The Shareholders agree that as long as they are Shareholders, each of them shall vote his or its respective Shares so that one person nominated by Parnell and two individuals nominated by Tremont will at all times be elected to and continue on the Board of Directors.

                           (b)      Removal of Nominees.  Each Shareholder shall
have the right to remove his or its nominee Director or Directors, as the case may be, or any one of them, at any time and from time-to-time and to appoint a successor nominee Director for each Director so removed in his or her place and stead, and each Shareholder agrees to vote his or its respective shares to approve such removals or appointments. Any successor nominee Director shall similarly be subject to removal by Tremont or Parnell, as the case may be.

                  3.3 Initial Board. The initial members of the Board of Directors shall be:

                           Robert I. Schulman
                           Robert J. Parnell
                           Stephen T. Clayton

                  3.4 Resignation. If either Shareholder ceases to be a Shareholder, such Shareholder shall simultaneously with the transfer or surrender of his or its Shares submit to the Corporation his written resignation as an officer and as a director, as applicable, and/or the resignation of his or its nominee director(s), if any.

                  3.5 Directors' Fees. No Director shall receive a fee for serving as a director.

                  3.6 Actions Requiring Unanimous Consent. Each Shareholder, by its execution of this Agreement, ratifies and confirms that the unanimous decision of the Board of Directors shall be required with respect to any of the following matters and no such action may be taken without unanimous decision:

                        (a)      recapitalization of the Corporation's Shares;

                        (b) liquidation or dissolution of the Corporation or other cessation of the Corporation's business;

                        (c) voluntary winding-up of the Corporation or other action by the Corporation for relief under any laws relating to bankruptcy or insolvency;

                        (d) reorganization of the Corporation, including, without limitation, the sale of substantially all of the assets of the Corporation, amalgamation, merger or consolidation of the Corporation with any other entity or the spin-off or split up of the Corporation;

                        (e) subject to Section 1.5 hereof, recommendation of the amount of any dividend;

                        (f)      approval of any transaction with any
affiliate of  either  of  the  Shareholders,   or  of  any  transaction  with  a
partner, shareholder, officer or director of any affiliate of either of the Shareholders, except with respect to the services to be provided by Tremont to the Corporation as contemplated in the Joint Venture Agreement and provided for in Section 4.6 hereof, which are hereby approved by the Shareholders pursuant to this Agreement;

     (g) approval of the  Corporation's  purchase of Shares pursuant to Sections
6.1 or 6.4 hereof (except that the vote of any Director(s) appointed by a selling Shareholder shall not be required), other than in connection with the exercise by Parnell of certain put rights described in Section 6.4 hereof and pursuant to which the Corporation is required to purchase Parnell's Shares, in which case, by execution of this Agreement, Tremont agrees to authorize, or cause its nominees on the Board of Directors to authorize, the purchase of such Shares by the Corporation;

                           (h)      the increase or decrease in the number of
directors on the Board of Directors as provided in Section 3.1 hereof; or

                           (i)      engaging in any business other than that set
forth in Section 2.1 hereof.

                                   ARTICLE IV
                  OFFICERS AND COMPENSATION; TREMONT'S SERVICES

                  4.1 Appointments. It being in the best interest of the Corporation, the Shareholders agree that the following officers are hereby appointed to and shall continue in (subject, in the case of Parnell, for so long as he shall be employed by the Corporation and hold Shares) the offices set forth opposite their respective names:


          Chairman and Chief Executive Officer      -        Robert I. Schulman

          President, Chief Operating Officer
          and Chief Investment Officer              -        Robert J. Parnell


          Chief Financial Officer
          and Secretary                              -        Stephen T. Clayton


At such time as determined by Parnell, Parnell may appoint another officer or other officers of the Corporation, as contemplated in the Joint Venture Agreement, subject to the approval of the Board of Directors.

                  4.2 Employment of Shareholder. The Corporation hereby agrees to employ Parnell as an officer --to wit, President, Chief Operating Officer and Chief Investment Officer--and Parnell agrees to accept such employment with the Corporation in such capacity subject to the terms and conditions of an employment agreement, dated as of the date hereof, entered into by and between the Corporation and Parnell (the "Employment Agreement"). Parnell shall perform such managerial, operational and administrative duties as are assigned him by the Board of Directors and as are consistent with his position. Among other duties, Parnell will be responsible to serve as President and Chief Operating

Officer of the Corporation and responsible for the day-to-day operation and administration of the Corporation, including: the hiring and firing of employees; coordinating all activities of the Corporation with Tremont, including but not limited to all financial audits and reporting requirements, marketing research and administrative and operational matters; participating in the design and development of new investment products; doing and performing such other things as are consistent with his position and as set forth in the Employment Agreement. Parnell shall devote his full business time and attention to the business and affairs of the Corporation.

                  4.3 Compensation; other Terms of Employment. Parnell shall receive such compensation from the Corporation as set forth in the Employment Agreement. The Employment Agreement shall set forth such other terms regarding Parnell's employment, including without limitation, expense reimbursement, benefits, disability and termination of employment.

                  4.4 Other Business Interests. During the term of this Agreement, and so long as he is a Shareholder, Parnell shall devote his best efforts and his entire business time and energy to the performance of the duties in his employment and shall perform his duties to the best of his abilities. Parnell shall not, during the term hereof, and so long as he is a Shareholder, either directly or indirectly, on his own behalf or in the service or on behalf of others, engage in any other business or enterprise.

                  4.5      Services Provided by Tremont.

                        (a) Tremont Services. In accordance with the Joint Venture Agreement, Tremont hereby agrees to provide the following services to the Corporation:

                                (i)     furnish the Corporation with investment
advice with respect to Tremont's and other companies' investment products;

                                (ii)    counsel the Corporation and furnish it
with advice regarding new investment products developed by Tremont and Parnell;

                               (iii)    provide marketing services with
respect to the investment management services and products offered by the Corporation;


                               (iv)     endeavor to introduce clients to the
Corporation that Parnell or the Board of Directors deems acceptable;

                                (v)     provide advice in the selection of the
Corporation's auditors;

                               (vi)     collaborate with Parnell in the design
and direction of the Corporation's marketing strategy with respect to investment services and products provided;

                              (vii)     supervise and develop the design and
preparation of the Corporation's marketing materials; and

                              (viii)     provide the Corporation with access
to Tremont's hedge fund database.

                           (b)     Cost Recovery.  The Shareholders hereby agree
that Tremont shall be entitled to cost recovery from the Corporation in connection with the services provided in Section 4.6(a) hereof in accordance with the following schedule:

                              (i)        no cost recovery with respect to
services provided during the six (6) month period immediately following the date hereof;

                              (ii)       all direct costs incurred by Tremont as
furnished by Tremont to the President during the period commencing on the date which is the first day of the seventh month following the date hereof and ending on the date which is the last day of the twenty fourth month following the date hereof; and

                              (iii)      all direct and indirect costs
incurred by Tremont as furnished by Tremont to the President at any time during the term of this Agreement commencing on the date which is the first day of the twenty fifth month following the date hereof.


                                    ARTICLE V
                  INALIENABILITY OF SHARES; RESTRICTIVE LEGEND

                  5.1 Restrictions Upon Transfer. During the term of this Agreement, neither Shareholder shall, directly or indirectly, sell, assign, mortgage, hypothecate, transfer, pledge, create a security interest in or lien upon, encumber, give, place in trust, or otherwise voluntarily or involuntarily dispose of any Shares or any Preferred Shares (hereinafter sometimes referred to as a "Transfer") now owned or hereafter acquired by him or it except as hereinafter provided. Any proposed transfer further must be in compliance with all requirements of the Articles and the laws of the Province of New Brunswick and the laws of Canada as applicable therein.

                  5.2 Transfers to Affiliates. Notwithstanding anything in this Agreement to the contrary, a Shareholder may, with the prior written consent of the other Shareholder, which shall not be unreasonably withheld, make a gift of, or transfer all, but not less than all, of such Shareholder's interest in his or its Shares or Preferred Shares to his spouse or issue or to any corporation, partnership or limited liability company, or any similar Canadian entity, all of the equity interests of which are owned by such Shareholder or, in the case of Parnell, his spouse or issue and, also in the case of Parnell, all of the officers and directors of which include only Parnell and his spouse or issue, or any trust with respect to which all of the beneficiaries include only such Shareholder and/or his spouse or issue (a "Related Transferee".) In the event of any transfer by a Shareholder to his or its Related Transferee of such Shareholder's Shares, such Related Transferee shall receive, hold and vote such Shares subject to the terms of this Agreement and the rights and obligations hereunder of the Shareholder from whom or which such Shares were transferred as though such Shares were still owned by such Shareholder, and such Shareholder (together with his or its Related Transferee) shall continue to be deemed a single Shareholder, and such Related Transferee shall not be deemed a Shareholder for the purposes of this Agreement.

                  5.3 Improper Transfers, etc. Any purported Transfer of the Shares or Preferred Shares of the Corporation in violation of the terms of this Agreement, whether voluntary or involuntary, shall be void and the Corporation shall not recognize or give any effect to such Transfer. The Corporation may refuse to transfer on its books any Shares or Preferred Shares transferred in violation of this Agreement.

                  5.4 Restrictive Endorsement. Each certificate representing Shares or Preferred Shares now or hereafter issued by the Corporation shall be subject to this Agreement and shall have stamped, printed or typed thereon the following legend:

                  The sale, assignment, transfer, pledge, encumbrance or hypothecation of the Shares represented by this certificate or any certificate issued in exchange or transfer therefor is and will be subject to a Shareholders' Agreement dated as of July 17, 1998, by and among the Corporation and its shareholders, which Agreement provides for restrictions on the transfer, encumbrance and disposition of the Shares of the Corporation, a signed counterpart of which is on file at the office of the Corporation.


                  5.5 No Transfer Unless Transferee is Bound. No purported Transfer of Shares pursuant to this Agreement shall be made or be effective until the proposed transferee executes and delivers to the parties hereto a written consent, in a form approved by the Board of Directors, to be bound by this Agreement and is in compliance with all of the provisions of this Agreement. Upon the transferee's execution and delivery of such consent, this Agreement shall be binding upon the transferee as if the transferee were an original signatory to this Agreement.

                                            ARTICLE VI
                  VOLUNTARY AND INVOLUNTARY LIFETIME TRANSFERS

                  6.1      Voluntary Sale of Shares--Bona Fide Offer.

     (a) Offered Shares. In the event that either Shareholder shall have received, and wishes to accept, a bona fide offer from one or more third parties (with whom or which it is dealing with at arm's length) to purchase all but not less than all of its Shares or Preferred Shares (the "Offered Shares"), including such offer received by Tremont pursuant to its desire to "withdraw" from the Corporation, as contemplated by the Joint Venture Agreement, the Shareholder (the "Selling Shareholder") shall first offer the Offered Shares to the Corporation and the other Shareholder pursuant to the procedures set forth in this Section 6.1.

                     (b) Offer to Corporation and other Shareholder. In the event that a Selling Shareholder shall be required to offer the Offered Shares to the Corporation and/or the other Shareholder pursuant to Section

6.1(a), the Selling Shareholder shall offer such Shares or Preferred Shares to the Corporation and the other Shareholder by written notice (the "Offer Notice"), which Offer Notice shall be given simultaneously to the Corporation and to the other Shareholder, advising such Shareholder of his or its intention to make such disposition. The Offer Notice shall (i) set forth the name(s) and address(es) of the party(ies) having made such offer (the "Offerors") and (ii) specify the number of Shares or Preferred Shares subject to the offer, the intended purchase price thereof, the method of payment therefor and any other material terms of such offer. Such options available to the Corporation and/or the other Shareholder shall be exercisable in accordance with the provisions of
Section 6.1(c) and Section 6.1(e) hereof.

                           (c)      Corporation Option.  The Corporation shall
have the option, exercisable no later than forty-five (45) days after receipt of the Offer Notice and subject to all applicable laws and regulations (the "Corporation Exercise Period"), to agree to purchase, at the price determined and upon the terms provided in Section 6.2 hereof, all or part of the Offered Shares as indicated in this Section 6.1(c); provided, however, that this Section 6.1(c) shall not apply to any offer made by an Offeror which the Corporation has reasonable cause to believe may not be a bona fide purchase offer; and provided, further, that the Corporation shall have the option to purchase less than all of the Offered Shares only in the event the balance of the Offered Shares are purchased by the remaining Shareholder as provided in this Section 6.1.


                           (d)      Corporation  Purchase.  If the Corporation
shall elect to exercise this option, it shall give a written notice of exercise to the Selling Shareholder, no later than five (5) business days prior to the expiration of the aforesaid Corporation Exercise Period, which notice (hereinafter the "Corporation Exercise Notice") shall specify the number of shares being purchased by the Corporation. In the event the Corporation and/or the other Shareholder elect to purchase the Offered Shares pursuant to this
Section 6.1 (each such purchaser shall sometimes hereinafter be referred to as a "Purchaser"), then the closing shall take place at the registered office of the Corporation or such other place as the Corporation may reasonably designate (i) in the event the Corporation shall elect to purchase all of the Offered Shares, within sixty (60) days after the giving of such Corporation Exercise Notice, or (ii) in the event the Corporation shall elect to purchase less than all of the Offered Shares, within sixty (60) days after the giving of the "Shareholder Exercise Notice" (as such term is defined in Section 6.1(e) hereof). At the closing, the purchase price shall be paid and the Shares or Preferred Shares shall be transferred, as set forth in
Section 6.2 hereof.

                           (e)      Shareholder Option. If the Corporation shall
fail to elect to exercise, in part or in whole, its option to purchase the Offered Shares, then the other Shareholder shall have the option to purchase the Offered Shares, other than those Shares purchased by the Corporation pursuant to
Section 6.1(d) hereof. This option to the other Shareholder shall be exercisable, if at all, within the thirty (30) day period following the expiration of the Corporation Exercise Period as above provided in Section 6.1(c) (the "Shareholder Exercise Period"). If the other Shareholder shall elect to exercise its option, such Shareholder shall give a written notice of exercise to the Corporation and the Selling Shareholder prior to the expiration of the aforesaid Shareholder Exercise Period (the "Shareholder Exercise Notice").

                           (f)  Available  Funds.  In the event  that the optio
is exercised by the Corporation and the Corporation does not have available funds sufficient to enable the Corporation lawfully to make such purchase, then the Corporation and the Shareholder will promptly take all action which may be necessary and permitted by law (including without limitation reducing the capital of the Corporation) in order to make funds available in an amount sufficient to pay suc sums that may be required on account of the purchase price. Each Shareholder, by its execution of this Agreement, agrees to vote its Shares in such manner as to accomplish the availability of such funds, and the Selling Shareholder shall be deemed to have given the Chief Executive Officer of the Corporation his or its proxy for such purpose or, if the Chief Executive Officer of the Corporation is the Selling hareholder or there shall b no person occupying the office of Chief Executi Office such proxy shall be' deemed given to the Secretary of the Corporation.

     (g) Sale to Third Party. In the event that the options granted to the Corporation and the other Shareholder pursuant to this Section 6.1 are not exercised as herein provided, the Selling Shareholder shall, subject to any regulatory approvals as may be necessary, have the right to dispose of all of the shares owned by the Selling Shareholder at the price and on the terms specified in the Offer Notice and subject to the terms of this Agreement; provided, however, that the offer and sale of the shares shall, in all respects, comply with the registration provisions of (or be exempt from the registration provisions of) any applicable securities law and the conclusive written opinion of the Offeror's counsel that the offer and sale comply with said registration provisions or are exempt therefrom shall be received by the Corporation. Copies of all documents relating to such sale shall be forwarded to the Secretary of the Corporation no later than five (5) days after the date of the sale. If such sale is not consummated within sixty (60) days after the expiration of the option period, the Selling Shareholder's Shares or Preferred Shares shall again be subject to all of the terms and provisions of this Agreement.

                  6.2      Purchase Price for Sale under Section 6.1.

                           (a)      Purchase Price.  In the event that one or
more Purchasers (as defined in Section 6.1(d)) elect to purchase Shares or Preferred Shares from the Selling Shareholder as provided in Section 6.1 hereinabove, the purchase price for the Offered Shares shall be at the price and payable on the terms which are designated in the Offer Notice provided for in Section 6.1(b) hereinabove.

     (b) Security. In order to provide security for the payment of the deferred portion of the purchase price, if any, the Selling Shareholder shall deliver at closing the certificates evidencing the ' number of Shares or Preferred Shares being purchased by the Purchaser, together with duly executed instruments of transfer of such shares, to such person as shall be acceptable to both parties as escrow agent (the "Escrow Agent"). Upon receipt of payment in full of each installment of principal and interest on such deferred portion, the Escrow Agent shall release to the maker of the related note or other evidence of indebtedness a duly endorsed share transfer certificate with any required transfer tax stamps affixed thereto, representing that fraction of the Shares or Preferred Shares which such Purchaser has purchased which corresponds to a fraction the numerator of which shall equal the principal payment made and the denominator of which shall equal the original principal amount of the Purchaser note or other evidence of indebtedness.

                           (c)      Default.  In the event of any default in the
payment of the deferred portion of the purchase price, if any, the Selling Shareholder shall give notice thereof to the Escrow Agent, and the Escrow Agent shall thereupon hold the certificates and share transfer instruments in respect of such Shares or Preferred Shares until there shall be delivered to the Escrow Agent a copy of a final judgment directing disposition of the Shares or Preferred Shares or a letter of instructions signed by the Selling Shareholder and the Purchaser directing disposition of the Shares or Preferred Shares. So long as a Purchaser's purchased Shares or Preferred Shares shall be held by the Escrow Agent, he or it shall receive any distributions thereon to hold the same upon trust. Until notice of default, the Escrow Agent shall deliver such distributions to the Purchaser; after notice of default, the Escrow Agent shall hold such distributions pending instructions as set forth above. Voting rights with respect to such Shares or Preferred Shares shall be exercisable by the Purchaser so long as the shares are held by the Escrow Agent, and the Selling Shareholder shall at Closing deliver such instruments of proxy as may be necessary or appropriate to give effect to the terms of this Section 6.2.

                  6.3 Come - Along. In the event any Shareholder (the "Selling Shareholder") shall have given an Offer Notice to the Corporation and the other Shareholder under Section 6.1 hereof and neither the Corporation nor the other Shareholder shall have exercised its rights under Section 6.1, the other Shareholder may require the proposed purchaser to include such Shareholder in such sale and sell its Shares on the same basis as set forth in the Offer Notice, pro rata (based upon the percentage of Shares held by the Shareholder) and at the same time as the Selling Shareholder. The other Shareholder shall give notice of its intention to so "come-along" by giving notice to the Selling Shareholder within thirty (30) days after the Offer Notice. Such sale shall proceed free of any restrictions pursuant to this Agreement. If the purchaser purchasing Shares and Offered Shares, if any, pursuant to the Offer Notice does not permit the other Shareholder to "comealong" as provided herein, the Selling Shareholder shall not be permitted to sell his or its Shares and Preferred Shares, if any, pursuant to the Offer Notice, and if such Shares and Preferred Shares are not then otherwise purchased pursuant to the terms hereof, such Shares and Preferred Shares shall again be subject to all of the terms and conditions of this Agreement.

                  6.4      Additional Options to Purchase Shares.

                      (a) Parnell's Resignation. (i) In the event that Parnell shall desire to resign from the Corporation for any reason, in addition to any other rights the Corporation and Parnell may each have hereunder, Parnell shall notify the Corporation and Tremont by written notice (the "Parnell Notice"), which Parnell Notice shall be given simultaneously to the Corporation and Tremont, advising the Corporation and Tremont of his intention to resign. Tremont shall thereupon have a call right (the "Call Option"), exercisable in its sole discretion, with respect to all of Parnell's Shares (the "Put/Call Shares"). Tremont shall have no later than forty-five (45) days after receipt of the Parnell Notice (the "Tremont Exercise Period") and subject to all applicable laws and regulations to exercise its Call Option. Tremont may exercise its Call Option by giving written notice (the "Call Notice") to Parnell no later than five (5) business days prior to the expiration of the aforesaid Tremont Exercise Period that Tremont has determined to exercise such Call Option to purchase all, but not less than all, of the Put/Call Shares.

                                   (ii) In the event Tremont shall fail to elect
to exercise its Call Option as provided for in Section 6.4(a)(i) hereof, Parnell shall thereupon have a put right (the "Put Option"), exercisable in his sole discretion, with respect to all of the Put/Call Shares and Tremont shall thereupon have the option, and the Corporation shall thereupon have the obligation, in the event Tremont does not elect to purchase all or any Put/Call Shares, to purchase all or the remaining Put/Call Shares. Parnell shall have no later than thirty (30) days following the expiration of the Tremont Exercise Period as above provided in Section 6.4(a)(i) (the "Parnell Exercise Period") and subject to all applicable laws and regulations to exercise its Put Option. Parnell may exercise its Put Option by giving written notice (the "Put Notice" to the Corporation and Tremont prior to the expiration of the aforesaid Parnell Exercise Period that Parnell has determined to exercise such Put Option to sell all, but not less than all, of the Put/Call Shares.

                                   (iii) In the event Tremont elects to
exercise its Call Option or Parnell elects to exercise his Put Option pursuant to this Section 6.4(a), the purchase price shall be as determined and on the terms set forth in Section 6.5(a) hereof, and the closing of the transaction shall take place at the registered office of the Corporation or such other place as the Corporation may reasonably designate, (A) in the event Tremont shall elect to exercise its Call Option, within sixty (60) days after the giving of the Call Notice, or (B) in the event Parnell shall elect to exercise its Put Option, within sixty (60) days after the giving of the Put Notice.

                                   (iv)  In the event Tremont has elected not to
exercise its Call Option and Parnell has elected not to exercise his Put Option, the Put/Call Shares shall again be subject to the terms and conditions of this Agreement.

                       (b) Parnell's Death or Disability. In the event of the death or "disability" (as such term is defined in the Employment Agreement) of Parnell, in addition to any other rights Parnell, or his representative, may have hereunder, Tremont and Parnell, or his representative, as the case may be, each shall be entitled to exercise its Call Option or Put Option, as the case may be, as set forth in Section 6.4(a) hereof with respect to Parnell's Shares pursuant to the procedures, and subject to the same obligations, set forth in
Section 6.4(a). In the case of this Section 6.4(b), the Tremont Exercise Period shall commence upon the date Parnell becomes deceased or disabled (or, if such death or disability was not then notified or known or reasonably apparent to the Corporation and Tremont, after the date of such notification or knowledge or becoming reasonably apparent) at the price determined and on the terms set forth in Section 6.5(b) hereof, and the closing of the transaction shall take place at the registered office of the Corporation or such other place as the Corporation may reasonable designate no later than sixty (60) days after the giving of the Call Notice, in the event Tremont exercises its Call Option, or the Put Notice, in the event Parnell, or his representative, exercises the Put Option as the case may be.

                           (c)      Termination of Parnell's Employment Without
Cause or Non-Renewal of Parnell's Employment Agreement. In the event Parnell's employment with the Corporation is terminated without "cause" (as such term is defined in the Employment Agreement) or the Corporation elects not to renew the Employment Agreement, at any time for reasons other than for cause (the "Corporation Terminating Event"), in addition to any other rights Parnell may have hereunder or under the Employment Agreement, the Corporation shall thereupon have a call right (the "Call Option"), exercisable in its sole discretion, with respect to all of Parnell's Shares (the "Callable Shares"). The Corporation may exercise its Call Option by giving notice in writing to Parnell no later than forty-five (45) days after the date of the occurrence of the Corporation Termination Event of its election to purchase the Callable Shares at the price determined and on the terms set forth in Section 6.5(c) hereof (the "Call Notice"), and the closing of the transaction shall take place at the registered office of the Corporation or such other place as the Corporation may reasonably designate no later than sixty (60) days after the giving of the Call Notice.

                         (d)  Termination of Parnell's  Employment for Cause;
Newcastle Management Claims. In the event Parnell's employment shall be terminated for "cause" (as such term is defined in the Employment Agreement) or any successful claim is brought, or injunctive relief is successfully obtained, by Newcastle Capital Management Inc. against Parnell which results in his being prohibited for a period of greater than one hundred twenty (120) days from engaging on his own behalf or in the service of others in the business in which the Corporation is engaged or proposes to be engaged (a "Parnell Termination Event"), in addition to any other rights the Corporation may have hereunder or under the Employment Agreement, the Corporation and Tremont, to the extent the Corporation does not elect to exercise its call rights, shall each have a call right (a "Call Option"), exercisable in its sole discretion, with respect to all of Parnell's Shares (the "Callable Shares"). The Corporation and/or Tremont may exercise its or their Call Option(s) by giving notice in writing to Parnell no later than forty five (45) days after the date of the occurrence of the Parnell Termination Event of its or their election to purchase the Callable Shares at the price determined and on the terms set forth in
Section 6.5(d) hereof (the "Call Notice"), and the closing of the transaction shall take place at the registered office of the Corporation or such other place as the Corporation and/or Tremont, as the case may be, may reasonably designate no later than sixty (60) days after the giving of the Call Notice.

                         (e) Bankruptcy of a Shareholder. In the event of a
bankruptcy or the appointment of a receiver for a Shareholder by any court, or any insolvency or assignment proceeding brought by, for or against a Shareholder, or the taking advantage by a Shareholder of any insolvency or bankruptcy statute (a "Bankruptcy Action") shall occur with respect to any Shareholder (the "Selling Shareholder"), the Selling Shareholder shall be deemed, without further action, to have offered all of the Shares and Preferred Shares then owned by such Shareholder (the "Offered Shares") to the Corporation and the remaining Shareholder pursuant to the procedures set forth in Section
6.1 hereof. The options available to the Corporation and the other Shareholder shall be exercisable in writing to the Selling Shareholder commencing no later than thirty (30) days after the date of the occurrence of the Bankruptcy Action (or, if such Bankruptcy Action was not then notified or known or reasonably apparent to the Corporation and the other Shareholder, after the date of such notification or knowledge or becoming reasonably apparent) at the price determined and on the terms set forth in Section 6.5(d) hereof, and the closing of the transaction shall take place no later than sixty (60) days after the date on which such options are exercised.

                         (f)  Encumbrance of  Shares. In the event all or any of
a Shareholder's Shares or Preferred Shares becomes subject to an encumbrance, such Shareholder (the "Selling Shareholder") shall be deemed, without further action, to have offered all of the Shares and Preferred Shares then owned by such Shareholder to the Corporation and the remaining Shareholder in accordanc with the provisions and procedures of Section 6.4(e) hereof at the price determined and on the terms set forth in Section 6.5(d) hereof. If the aforesaid offer is accepted by the Corporation and/or the other Shareholder, the closing for such purchase shall be held no later than sixty (60) days after the date of the exercise of the option.

                         (g)    Material Breach of Agreement.  In the event of
a material breach of this Agreement or the Joint Venture Agreement by a Shareholder which is not remedied within thirty (30) days after written notice thereof is delivered to such Shareholder by the Corporation and/or the other Shareholder, if such breach is capable of remedy, such Shareholder (the "Selling Shareholder") shall be deemed, without further action, to have offered all of the Shares then owned by such Shareholder to the Corporation and the remaining Shareholder in accordance with the provisions and procedures of Section 6.4(e) hereof at the price determined and on the terms set forth in Section 6.5(d) hereof. If the aforesaid offer is accepted by the Corporation and/or the other Shareholder, the closing for such purchase shall be held no later than sixty
(60) days after the date of exercise of the option.

                         (h) Failure to Exercise.  In the event the  Corporation
or Parnell, or his representative, as the case may be, shall fail to exercise their respective call and put rights, or the Shareholders or the orporation otherwise fail to exercise their respectivoptions to purchase Shares pursuant to this Section 6.4, other than in connection with the exercise of Parnell's put rights as set forth in Section 6.4(a)(ii) and 6.4(b) hereof, the Shares and the Preferred Shares subject to such call and/or put rights or such other options shall again be subject to all the terms and provisions of this Agreement.

                         (i) Available Funds.  In the event that the
Corporation or Parnell shall exercise their respective call or put rights resulting in the election or the obligation of the Corporation to purchase Shares, or the Corporation otherwise exercises its option to purchase the Shares and Preferred Shares deemed offered pursuant to this Section 6.4, and the Corporation does not have available funds sufficient to enable the Corporation lawfully to make such purchase, then the Corporation and the Shareholders will promptly take all action which may be necessary and permitted by law (including without limitation reducing the capital of the Corporation) to make funds available in an amount sufficient to pay such sums that may be required on account of the purchase price. Each Shareholder, by its execution of this Agreement, agrees to vote his or its Shares in such a manner, or cause its nominee(s) on the Board of Directors to authorize such action, as to accomplish the availability of such funds, and the Shareholder selling his or its Shares and Preferred Shares pursuant to this Section 6.4 shall be deemed to have given the Chief Executive Officer of the Corporation his or its proxy for such purpose or, if there shall be no person occupying the office of Chief Executive Officer, such proxy shall be deemed given to the Secretary of the Corporation.

                  6.5 Purchase Price For Purchases and Sales of Shares Pursuant to Section 6.4.

                           (a)      Parnell's Resignation.  In the event Tremont
shall exercise its call right or Parnell shall exercise his put right in connection with the purchase and sale of Shares pursuant to Section 6.4(a) hereof, the purchase price for Parnell's Shares to be purchased by the Corporation shall be an amount equal to the sum of, (i) measured with respect to a portion of Parnell's Shares as set forth on Schedule A hereto, Parnell's pro rata share in proportion to his ownership of Shares of the product obtained by multiplying the Corporation's revenue (the "Revenue") for the twelve (12) month period ending on the last day of the calendar month preceding the date of Tremont's exercise of its call right or Parnell's exercise of his put right, as the case may be (the "Revenue Calculation Date"), by a multiple of two and one-half (2.5), and (ii) with respect to the balance of Parnell's Shares, as set forth on Schedule A hereto, the book value (the "Book Value") of such Shares as of the Revenue Calculation Date.

                           (b)      Parnell's Death or Disability.  In the event
Tremont and/or the Corporation shall exercise their respective call rights or Parnell, or his representative, as the case may be, shall execute his put right in connection with the purchase and sale of Shares pursuant to Section 6.4(b) hereof, the purchase price for Parnell's Shares to be purchased by Tremont and/or the Corporation, as the case may be, shall be an amount equal to the sum of, (i) measured with respect to a portion of Parnell's Shares as set forth on Schedule B hereto, Parnell's pro rata share in proportion to his ownership of Shares of the product obtained by multiplying the Revenue as of the Revenue Calculation Date, as such terms are defined in Section 6.5(a) hereof, by a multiple of three and one-quarter (3.25), and (ii) with respect to the balance of Parnell's Shares, as set forth on Schedule B hereto, the Book Value (as defined in Section 6.5(a)) thereof as of the Revenue Calculation Date.

                           (c)      Termination of Parnell's Employment without
Cause or Non-Renewal of Parnell's Employment Agreement. In the event the Corporation shall exercise its call right in connection with the purchase and sale of Shares pursuant to Section 6.4(c) hereof, the purchase price for Parnell's Shares to be purchased by the Corporation shall be an amount equal to Parnell's pro rata portion in proportion to his ownership of Shares, of the product obtained by multiplying the Corporation's Revenue (as defined in Section 6.5(a) hereof) by a multiple of five (5).

                           (d)      Parnell's Termination for Cause and Other
Triggering Events Set Forth in Section 6.4(d), 6.4(e), 6.4(f) and 6.4(g). The purchase price for Shares and Preferred Shares, if any, purchased and sold pursuant to Section 6.4(d), 6.4(e), 6.4(f) and 6.4(g) hereof shall be the Book Value (as defined in Section 6.5 (a) hereof) thereof as shown on the Financial Statements.

                           (e)    Book Value.  For purposes of this Section 6.5,
Revenue and Book Value shall be determined by the certified public accountants regularly retained by the Corporation in accordance with U.S. generally accepted accounting principles as adjusted to reflect the considerations set forth in
Section 6.5(f) hereinbelow. The accountant shall present the valuation in the form of a report to the Shareholders and the Corporation within forty five (45) days of the Revenue Calculation Date (or such other date as the accountants may require). The determination of the Book Value by the certified public accountant referred to in this subsection shall be final, binding and conclusive upon the Shareholders and the Corporation and shall not be subject to the arbitration provisions of this Agreement.

                           (f)      In determining Book Value of the Shares, the
following shall be considered by the accountant:

                                    (i)  Goodwill,  tradenames,  trademarks,
copyrights and other intangible assets shall be deemed of no value unless acquired for a valuable consideration, in which event the cost of the acquisition shall be applied.

                                    (ii) All real property,  furniture, fixtures
and equipment shall be valued at its appraised value as of the date of calculation.

                                    (iii)     Cash in the bank or cash on hand
shall be taken at face value and all negotiable securities owned by the Corporation shall be taken at market value.

                                    (iv)   Accounts receivable shall be taken at
their net value after allowing for all customary discounts and reasonable reserves in the light of actual prior experience and practice.

                                    (v)    All other assets, if any, customarily
mentioned in the books of account of the Corporation shall be taken at their appraised value.

                                    (vi)  There  shall  be  deducted   from  the
aggregate of the foregoing assets of the Corporation all liabilities as of the date of calculation, including but not limited to, any and all accrued wages, vacation pay (whether or not accrued) and commissions or bonuses to employees.

                                    (vii)     There shall also be deducted all
taxes of every kind, nature and description, whether imposed by Federal, state, provincial or municipal authorities, which then shall be due and payable or which thereafter may become payable by the Corporation for any periods prior to the date of calculation.

                                    (viii)    The proceeds of any life insurance
policy, if any, collected upon the death of Parnell,  as contemplated by Section
6.8 hereof, shall not be deemed an asset of the Corporation. The life insurance policies if any, owned by the Corporation on the life of any surviving Shareholder shall be valued as an asset at not more than cash surrender value.

                  6.6 Purchase Price for Purchases and Sales of Preferred Shares Pursuant to Section 6.4. The purchase price for each of the Preferred Shares, if any, purchased pursuant to Section 6.4 hereof shall be the Preferred Share Issue Price.

                  6.7      Payment; Closing

     (a) Payment. Payment of the purchase price for the Shares or Preferred Shares purchased pursuant to Section 6.1 or 6.4 hereof shall be made in cash unless the Shareholder selling his or its Shares and Preferred Shares and the Corporation or the other Shareholder, as the case may be, agree to an alternative method, in which event delivery of the share certificates representing the Shares or Preferred Shares and other documents evidencing or connected with the sale of such Shares or Preferred Shares shall be made in the same manner as is provided for in Section 6.2(b).

                           (b)     Closing.  Any closing pursuant to Section 6.1
or 6.4 hereof shall be held at the registered office of the Corporation or such other place as it may reasonably specify. At such closing the Shareholder selling his or its Shares and Preferred Shares shall assign and deliver to the Corporation or the other Shareholder, as the case may be, any certificate or certificates representing the Shares or Preferred Shares sold by him or it hereunder, together with share transfer forms, duly executed in blank, free from any encumbrance, and with any required transfer tax stamps affixed or paid for. Payment shall be made for such Shares or Preferred Shares at the closing at the price determined and on the terms set forth in Section 6.2 or 6.5, as applicable, unless otherwise provided herein.

                  6.8 Life Insurance. It is acknowledged that the Corporation may procure insurance on Parnell's life in order to facilitate the purchase of his Shares.

                  6.9 Resignations; Releases. In the event of the sale by a Shareholder of all of his or its Shares and Preferred Shares, pursuant to the terms, covenants and conditions of this Agreement, then simultaneously with such sale, he or it shall execute an instrument resigning as a Director or causing any Director(s) nominated or appointed by such Shareholder as contemplated hereby to so resign and, in the case of Parnell, also resigning as an officer and/or employee of the Corporation, and shall also execute and/or cause such parties to execute a release in favor of the Corporation in connection with such sale, excepting, however, from the release of any of the obligations to pay any balance for the Shares in accordance with the provisions of this Agreement relating to the purchase and sale of the Shares.

                  6.10 Additional Rights of Parnell in Connection with Certain Section 6.4 Events.

                          (a) Tremont's Withdrawal.  Notwithstanding the terms
of Section 6.1 hereof, in the event Tremont withdraws from the Corporation and neither the Corporation nor Parnell elect to purchase Tremont's Shares and Preferred Shares and such Shares and Preferred Shares are not purchased pursuant to a third party bona fide purchase offer as contemplated by Section 6.1 hereof, and the Shareholders elect to dissolve the Corporation in accordance with the Joint Venture Agreement and pursuant to Section 8.1 hereof, Parnell, or his representative, as the case may be, with respect to Tremont or any successor to, or transferee from, Tremont or other party to which Tremont has transferred the then existing Corporation relationships (the "Corporation Relationships"), as provided for under the Joint Venture Agreement (the "Successor"), shall be entitled to receive, and Tremont agrees to cause Parnell or his representative, as the case may be, to receive, from the Successor, in perpetuity, twenty five percent (25%) of all future revenues generated by the Successor arising from the Corporation Relationships on the date of such transfer.

                           (b)      Termination of Parnell's Employment Without
Cause or the Non-Renewal of Parnell's Employment Agreement and Certain Other Triggering Events Described in Section 6.5. In the event (i) Parnell shall resign from the Corporation as described in Section 6.4(a) hereof, (ii) Parnell shall become deceased or disabled as described in Section 6.4(b), or (iii) Parnell's employment with the Corporation is terminated without cause or the Employment Agreement is not renewed at any time by the Corporation for any reason other than cause as described in Section 6.4(c) hereof, and in each case the Corporation does not elect to exercise its call rights as described in
Section 6.4, Parnell, or his representative, as the case may be, shall retain and hold Parnell's Shares in compliance with the terms of this Agreement, and shall be entitled to receive, and the Corporation agrees to cause Parnell to receive, twenty five percent (25%) of all future revenues generated by the Corporation or the Successor arising from the Corporation Relationships then existing as of the date of the applicable triggering event described in each of Sections 6.4(a), 6.4(b) and 6.4(c) hereof (collectively, the "Triggering Events").

                           (c)     Definition of Future Revenues.  For the
purposes of Section 6.10(a) and (b) hereof, "future revenues" shall mean all revenues generated by the Corporation or the Successor, as the case may be, from accounts of the Corporation's clients existing on the date of Tremont's withdrawal or any of the applicable Triggering Events, as the case may be, in connection with future subscriptions to, and compounding on, the Corporation's products and funds existing at the time of Tremont's withdrawal or any of the applicable Triggering Events, as the case may be, but shall not include revenues generated by the Corporation or the Successor from such accounts in connection with new and different products or funds introduced following the date of Tremont's withdrawal or any of the applicable triggering events, as the case may be.

                           (d)     Inspection by Parnell.  At all reasonable
times during regular business hours and upon reasonable notice to Tremont or the Corporation, as the case may be, Parnell or his representative shall be permitted to inspect the relevant books and records of Tremont or the Corporation, as the case may be, for the purposes of verifying Parnell's entitlements under Section 6.10(a) and (b) hereof.


                                 ARTICLE VII

                             CERTAIN COVENANTS

                  7.1      Non-Solicitations.

                    (a) Parnell Non-Solicitation. Parnell agrees that during the term of this Agreement and following the earlier of the termination of his employment with the Corporation or sale of his Shares or Preferred Shares and his ceasing to be a Shareholder he will not, without the prior written consent of Corporation, either directly or indirectly, on his own behalf or in the service or on behalf of others either

                             (i)     solicit, divert or appropriate, or attempt
to solicit, divert or appropriate, to any Competing Business (i.e., any business which is engaged in the hedge fund, investment fund or investment management business, or the same or substantially the same as any other business of the Corporation, the focus of which is in Canada or its provinces), or any other business, any client or customer of or investor with the Corporation during the two (2) years preceding the termination of this Agreement or the sale of his Shares or his ceasing to be a Shareholder;

     (ii) solicit, divert or hire away, or attempt to solicit, divert or hire away, or hire or engage as an independent contractor, any person employed by the Corporation, whether as a temporary or permanent employee and whether or not such employment is pursuant to a written agreement; or

                             (iii)   use the "Tremont" name or any
derivation thereof in connection with the conduct of any business or businesses development on behalf of himself or in the service or on behalf of others except as provided in Section 5.5 of the Joint Venture Agreement.

                   (b) Tremont's Non-Solicitation. Tremont agrees that during the term of this Agreement and following the sale of its Shares or its ceasing to be a Shareholder it will not, without the prior written consent of the Corporation, either directly or indirectly, on its own behalf or in the service or on behalf of others either

                             (i)     except with respect to Tremont's
relationships or affiliations set forth on Schedule C attached hereto, solicit, divert or appropriate, or attempt to solicit, divert or appropriate, to any Competing Business, or any other business, any client or customer of or investor with the Corporation during the two (2) years preceding the termination of this Agreement or the sale of its Shares or its ceasing to be a Shareholder; or

                                    (ii)  solicit,   divert  or  hire  away,  or
attempt to solicit, divert or hire away, or hire or engage as an independent contractor any person employed by Corporation, whether as a temporary or permanent employee and whether or not such employment is pursuant to a written agreement and whether or not such employment is for a determined period or is at will.

                  7.2      Agreement Not To Engage in Competing Business.

                           (a)     Parnell's Non-Compete.  Parnell covenants and
agrees that during the term of this Agreement and for a period of six (6) months from the date of the sale of his Shares or his ceasing to be a Shareholder, he will not, either directly or indirectly on his own behalf or in the service or on behalf of others, engage in any capacity in any Competing Business.

                           (b)     Tremont's Non-Compete.  Tremont covenants and
agrees that during the term of this Agreement and for a period of six (6) months from the date of the sale of its Shares or its ceasing to be a Shareholder, it will not, either directly or indirectly on its own behalf or in the service or on behalf of others, engage in any capacity in any Competing Business.

                  7.3 Extension of Covenant in the Event of Breach. In the event of a breach of any of the covenants set forth in Section 7.1 or 7.2 hereof, the running of the period of the restriction shall be tolled during the continuation of any such breach, and the running of the period of such restrictions shall commence only upon compliance with the terms of the applicable subsection.

                  7.4 Parnell Not Bound. Notwithstanding the foregoing, in the event that Tremont withdraws from the Corporation as contemplated under the Joint Venture Agreement and referred to in Section 6.1 hereof, whether or not Parnell elects to purchase Tremont's Shares and Preferred Shares pursuant to
Section 6.1(e) hereof, or in the event Parnell is terminated without "cause" (as defined in the Employment Agreement) or the Employment Agreement is not renewed at any time by the Corporation for any reason other than cause, as referred to in Section 6.4(d) hereof, Parnell shall have no obligations under Section 7.1(a)(i), 7.1(a)(ii) or 7.2(a) hereof.

                  7.5      Confidential Material.

                           (a) Confidential  Information.  The Shareholders
acknowledge and agree that Confidential Information of the Corporation has been and will be imparted to them, which if disclosed by them or improperly
used by them will result in harm to  the  Corporation.   For  the  purposes  of
this Agreement, "Confidential Information" shall mean all trade secrets, sales and marketing information, operations material and memoranda, personnel records, client lists, pricing information, and financial information concernin or relating to the business, investment funds, accounts, customers, employees, and affairs of the Corporation and contact persons and other information maintained by the Corporation, obtained by or furnished, disclosed or disseminated to a Shareholder, or obtained, assembled or compiled by a Shareholder or under his or its supervision during the course of his employment by Corporation or its being a Shareholder of the Corporation, and all physical embodiments of the foregoing, all of which are hereby agreed to be the property of and confidential to the Corporation, but Confidential Information shall not include any of the foregoing to the extent the same (i) is or becomes publicly known through no fault or breach of this Agreement, (ii) can be shown by ritten documentation to have been in the possession of the recipient party, free of any obligation to keep it confidential, (iii) has been independently developed by the recipient party, or (iv) constitutes residuals held in intangible form in the mind of Parnell or any officer of Tremont who may be deemed bound by the terms of this Agreement.

                           (b) Removal of Confidential Information.  While he
is a Shareholder and thereafter, Parnell shall not, without Corporation's prior written authorization, remove or cause to be removed from the Corporation's premises any Confidential Information or other material whatsoever, belonging to the Corporation for purposes other than for use in connection with authorized work Parnell performs for the Corporation.

                           (c) Disclosure of Confidential Information.
Parnell agrees that he will not, either while he is a Shareholder or at any time after ceasing to be a Shareholder or an employee of the Corporation, without the prior written consent of the Corporation, disclose, except as required by law, or make available any Confidential Information to any person or entity, nor shall Parnell make or cause to be made, or permit or allow, either on Parnell's own behalf or on behalf of others, any use of such Confidential Information other than in the proper performance of Parnell's duties hereunder or as an employee. All Confidential Information shall be returned to the Corporation immediately upon request to this effect or immediately following the termination of Parnell's employment with the Corporation or Parnell's ceasing to be a Shareholder for any reason.

                           (d)   Tremont's Obligation.  As long as Tremont shall
own Shares in the Corporation or otherwise be bound by the provisions of this Agreement, it agrees not to disclose, divulge or communicate to, or for the benefit of, any person, firm or business entity, in any manner, except as required by law, any Confidential Information or other material whatsoever belonging to the Corporation.

     7.6 Miscellaneous. The Shareholders agree that the covenants and agreements contained in this Article VII, and the subsections of this Article VII, are of the essence of this Agreement; that each of such covenants is reasonable and necessary to protect and preserve the interests and properties of Corporation and the business of Corporation; that irreparable loss and damage will be suffered by Corporation should there be a breach of any of such covenants and agreements; that each of such covenants and agreements is separate, distinct and severable not only from the other of such covenants and agreements but also from the other and remaining provisions of this Agreement; that the unenforceability of any such covenant or agreement shall not affect the validity or enforceability of any other such covenant or agreements or any other provision or provisions of this Agreement; and that in addition to other remedies available to it, the Corporation shall be entitled to both temporary and permanent injunctions to prevent a breach or contemplated breach of any of such covenants or agreement.

                                  ARTICLE VIII
                                 INDEMNIFICATION

     8.1 Indemnification by Shareholders. Acceptance by a Shareholder of all or part of the purchase price for his or its Shares shall constitute an agreement by such Shareholder to indemnify the Corporation and its remaining Shareholder from and against any and all claims or liabilities which may arise subsequent to the date of closing with respect to taxes of any kind or nature found to be due to any taxing authority for any periods prior to closing. It is understood and agreed that such Shareholder's liability shall be limited to such proportion as is equivalent to his or its proportionate stock interest in the Corporation prior to closing. Such Shareholder shall be entitled to prompt notification by the Corporation of any and all notices of claims and shall have the right, at his or its sole cost and expense, to participate in any proceeding, legal or otherwise, with respect to each claim or liability. The indemnification provided for herein shall be a continuing one which shall survive closing.

                  8.2  Indemnification  by  Corporation.  To the fullest  extent permitted by applicable law, the Corporation shall indemnify all of the Corporation's directors and officers and former directors and officers, the Shareholders and their respective heirs, representatives, successors and assigns, against all costs, charges and expenses, including any amount paid to settle any action or satisfy a judgment, reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a director or officer or shareholder of the Corporation (other than with respect to any actions which may presently be pending or threatened, including the potential action or claim referred to in Section 6.4(d) hereof) if he acted honestly and in good faith with a view towards the best interests of the Corporation, and, in the case of a criminal action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing his conduct was lawful.

                  8.3 Intent. The intention of this Article VIII is that all persons referred to in this section shall have all benefits provided under the New Brunswick Business Corporations Act, and any statute that may be substituted therefor, to the fullest extent permitted by law, and the Corporation shall as soon as reasonably practicable pass all resolutions and take such other steps as may be required to give full effect to this Article VIII.




                                   ARTICLE IX
                    EFFECTIVE DATE; TERMINATION; LIQUIDATION

                  9.1 Effective Date. This Agreement shall be deemed effective as of the date first above set forth and shall terminate (except with respect to any right, option, obligation or duty created or arising hereunder by virtue of the occurrence of any event prior to the termination of this Agreement, whether or not any such right, option, obligation or duty shall be continued or dependent upon the lapse of any period of time, the giving of any notice and/or the occurrence of any other event after the termination of this Agreement) on the occurrence of the earlier of:

                           (a)      the unanimous agreement of the Shareholders;

                           (b)      cessation of business by the Corporation or
liquidation of the Corporation;

                           (c)      the amalgamation, merger or consolidation of
the Corporation with any other corporation;

                           (d)      the sale of substantially all of the assets
of the Corporation;

                           (e)      the acquisition by any Shareholder of all of
the Shares; or

                           (f)      the failure of the Corporation to obtain
registration with the Ontario Securities Commission (the "Commission") as an investment counsel and portfolio manager and/or such additional registrations with the Commission as the Corporation's business may require as contemplated on the date hereof within one (1) year of the Effective Date.

                  9.2      Liquidation.

                      (a) Order of Payment. Following the termination of this Agreement, in the event of a winding-up or liquidation of the Corporation, the assets of the Corporation shall, subject to applicable law, be disposed of in the following priority:

                               (i)     to the payment in full of all obligations
and liabilities of the Corporation to persons other than the Shareholders;

                              (ii)     to the payment in full of all obligations
and liabilities of the Corporation to its Shareholders (except in their capacity as Shareholders);

                             (iii)     to the payment in full of the
outstanding Preferred Shares at the Preferred Share Issue Price per share;

                              (iv)     to the payment in full of all obligations
to Parnell under the exercise prior to the date of termination of any put right by Parnell for which the Corporation is obligated to purchase Parnell's Shares pursuant to Sections 6.4(a) or 6.4(b) hereof; and

                               (v)     the balance to the Shareholders, pro rata
in proportion to the percentage of outstanding Shares owned by each Shareholder at the time of liquidation.

     (b) Successor Appointed. Subject to the provisions of Section 6.10 hereof, in the event of the termination of this Agreement and the liquidation of the Corporation in accordance with the terms hereof, the Shareholders, by their execution of this Agreement, hereby authorize Tremont to appoint the successor to, and beneficiary of, the Corporation's client relationships and affiliations existing as at the date of liquidation (excepting, however, those Tremont relationships and affiliations set forth on Schedule C hereto, which, to the extent they may have become relationships or affiliations of the Corporation during the term of this Agreement, shall revert to Tremont) and to collect and receive any and all future payments, fees or revenues which shall be payable to the Corporation as a result of the transfer of such relationships. Tremont shall not appoint a successor to, and beneficiary of, the Corporation's client relationships unless such successor executes and delivers to Parnell the written agreement of such party to be bound by the obligations set forth in this Section
6.10 hereof. This Section 9.2(b) shall survive the termination of this Agreement.



                                    ARTICLE X
                      FURTHER DOCUMENTS; BOOKS AND RECORDS

     10.1 Further Documents. Each of the Shareholders agrees to consent to and approve any amendment to the Articles or By-Laws which may be necessary or advisable in order to conform any of the provisions of this Agreement or any amendments hereto to the applicable laws of

New Brunswick as now or hereafter enacted. The Shareholders further agree to vote their Shares and to execute and deliver such documents as may be necessary in order to implement the provisions of the preceding sentence.

                  10.2 Books and Records. (a) The accounting and taxable year of the Corporation shall be the calendar year unless otherwise decided by the Board of Directors. Parnell shall be responsible for keeping complete and accurate books of account and records for the Corporation in accordance with applicable laws. Parnell shall make the books and records available and accessible to accounting personnel of Tremont in order that they may conduct quarterly audits. Each and every transaction of the Corporation shall be entered fully and accurately and kept at the Corporation's principal place of business for five
(5) years from the transaction date or longer as applicable law may require. The books of account shall be kept in accordance with U.S. generally accepted accounting principles applied in a consistent manner.

                       (b) All books, records and accounts relating in any manner to the Corporation's affairs, whether prepared by any Shareholder or otherwise coming into any Shareholder's possession, shall be the exclusive property of the Corporation and shall be returned immediately to the Corporation on termination of this Agreement or at the Corporation's request at any time.




                                   ARTICLE XI
                             SUCCESSORS AND ASSIGNS

                  11.1 All of the terms and provisions of this Agreement shall inure to the benefit of and be binding upon the heirs, successors, personal representatives and permitted assigns of the respective Shareholders and parties hereto.

                  11.2 Termination of this Agreement shall not effect or prejudice any rights or obligations which have accrued or arisen under this Agreement prior to the time of termination, which shall survive the termination of this Agreement, other than with respect to a party seeking to enforce such rights or obligations whose breach of this Agreement resulted in its termination.

                                   ARTICLE XII
                                  MISCELLANEOUS

     12.1 Notices. Any notice or other communication under this Agreement shall be in writing and shall be considered given when received by the party to which it is addressed. Such notice shall be sent by personal delivery, electronically, facsimile transmission or recognized overnight courier, receipt acknowledged, to the respective parties at their addresses as set forth on Schedule D attached hereto (or at such other address as any party may have previously specified by notice to the other parties as the address to which notice shall be given to
it). The same shall be deemed received on the date of delivery. Any notice delivered personally, electronically or by facsimile transmission shall be followed on the same day by written notice sent via recognized overnight courier delivery service.

                  12.2 Mediation and Arbitration. Any controversy or claim arising out of this Agreement, shall be submitted first to voluntary mediation, and if mediation is not successful, then to binding arbitration, in accordance with the following dispute resolution procedures:

                        (a) A dispute shall be submitted to mediation by written notice to the other party. In the mediation process, the parties will attempt to resolve their differences voluntarily with the aid of an impartial mediator, who will attempt to facilitate negotiations. The mediator will be selected by agreement of the parties. If the parties cannot agree on a mediator, the parties shall request that a mediator be designated by the American Arbitration Association located in New York, New York. Any mediator so designated must be acceptable to all parties.

                             The mediation will be conducted as specified by the
mediator in New York, New York and agreed upon by the parties. The parties agree to discuss their differences in good faith and to attempt, with the assistance of the mediator, to reach an amicable resolution of the dispute.

                             The parties shall make a good faith effort to
schedule mediation to resolve the dispute(s) no later than ninety (90) days thereafter and the mediation shall consist of no greater than nineteen (19) hours of hearings (or a longer period, if all of the parties involved mutually agree to extend the mediation).

                             The mediation will be treated as a settlement
discussion and therefore will be confidential. The mediator may not testify for either party in any later proceeding relating to the dispute. No recording or transcript shall be made of the mediation proceedings.

                              Each party will bear its own costs in the
mediation. The fees and expenses of the mediator will be shared equally by the parties.


                       (b) If a dispute has not been  resolved  within  ninety
(90) days after the written notice beginning the mediation process (or a longer period, if all of the parties involved mutually agree to extend the mediation), or, in the alternative, if mediation does not take place within thirty (30) days after delivery of the notice of intent to arbitrate, the mediation shall terminate and the dispute will be settled by arbitration. The arbitration will be conducted in New York, New York in accordance with the procedures in this Agreement and the rules of the American Arbitration Association in effect on the date of this Agreement. In the event of a conflict, the provisions of this Agreement will control.

                       (c) The party desiring the arbitration shall give written notice to the other party of such desire. Within ten (10) days of such notice, each party shall designate a single arbitrator. Within ten (10) days of the designation of the two (2) arbitrators as aforedescribed, the arbitrators shall jointly designate a third arbitrator. The parties shall thereafter submit the dispute to the three (3) designated arbitrators for resolution.

                       (d) In the event the above-mentioned does not take
place within the specified time, then the arbitration will be conducted before a panel of three arbitrators, regardless of the size of the dispute, to be selected as provided in the rules of the American Arbitration Association. Any issue concerning the extent to which any dispute is subject to arbitration, or concerning the applicability, interpretation, or enforceability of these procedures, including any contention that all or part of these procedures are invalid or unenforceable, shall be governed by the relevant laws of New York resolved by the arbitrators. No potential arbitrator may serve on the panel unless he or she has agreed in writing to abide and be bound by these procedures.

                          (e)      The arbitrators may not award non-monetary or
equitable relief of any sort; provided, however, that nothing herein shall be construed to prohibit any party hereto from seeking non-monetary or equitable relief of any sort in any court having jurisdiction. In no event, shall the arbitrators have power to make an award or impose a remedy that could not be made or imposed by a court deciding the matter in the same jurisdiction.

                          (f)      No discovery will be permitted in connection
with the arbitration unless it is expressly authorized by the arbitration panel upon a showing of substantial need by the party seeking discovery.

                          (g)      All aspects of the arbitration shall be
treated as confidential. Neither the parties nor the arbitrators may disclose the existence, content or results of the arbitration, except as necessary to comply with legal or regulatory requirements. Before making any such disclosure, a party shall give written notice to all other parties and shall afford such parties a reasonable opportunity to protect their interests.

                          (h)      The result of the arbitration will be binding
on the parties, and judgment on the arbitrators' award may be entered in any court having jurisdiction.

     12.3 Binding Effect; Conflict with Joint Venture Agreement. (a) The Shareholders agree that, notwithstanding any conflicting provisions contained in the Articles, By-Laws or other corporate documents of the Corporation, the provisions of this Agreement shall be fully and completely binding upon each of them.

                          (b)      The Shareholders agree that in the event of
any conflict between the terms of this Agreement and the Joint Venture Agreement, the terms of this Agreement shall govern.

                  12.4 Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein. There are no restrictions, promises, representations, warranties, covenants, or undertakings, other than those expressly set forth or referred to herein. This Agreement supersedes all prior agreements and the understandings between the parties with respect to such subject matter.

                  12.5 Modification. Neither this Agreement nor any of its provisions may be changed, modified, or cancelled except by mutual written consent of all the undersigned.

                  12.6 Law Governing. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without regard to New York's conflict of laws principles.

                  12.7 Approvals. This Agreement has been presented to a meeting of the Shareholders of the Corporation duly called and held for approval and execution thereof, and has been approved and the execution thereof authorized upon the terms and conditions contained herein. All the parties hereto agree to execute and deliver to each other upon request any and all future instruments or documents which may be requisite or desirable to effectuate the intent and the provisions of this Agreement.

                  12.8 Construction. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular or plural as the identity of the person or persons may require.

                  12.9 Unenforceable Provisions. If any of the provisions of this Agreement are or become unenforceable, the remainder of this Agreement shall nevertheless remain binding to the fullest extent possible, taking into consideration the purposes and spirit of this Agreement.

                  12.10 Captions. The captions set forth above in this Agreement are for convenience only and shall not limit or define the text of this Agreement.

                  12.11 No Waiver. The waiver of any breach of this Agreement by any party at any time shall not be effective unless in writing, and no such waiver shall constitute the waiver of the same or another breach on a subsequent occasion.

                  12.12 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, and all of which together shall constitute one and the same instrument.

                  12.13 Best Efforts. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use his reasonable best efforts under the circumstances to take, or cause to be taken, all action, and to do, or cause to be done, individually and in cooperation with each other, all things necessary, proper or advisable to consummate and make effective all of the actions contemplated by this Agreement. In case at any time any further action is necessary or desirable to carry out the purposes of this Agreement, each party hereto shall take all such necessary action to be taken or done by such party. The parties hereby agree to execute, verify, acknowledge and deliver such documents, and agree to take such other action, as may be reasonably necessary or appropriate to carry out the transactions provided for herein.

                  12.14 No Defense.   The existence of any claim, demand, action
or cause of action by a Shareholder against the Corporation, or any parent, subsidiary or affiliate of the Corporation, whether predicated upon this Agreement or otherwise, shall not constitute a defense to the enforcement by Corporation of any of its rights hereunder.

         IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto, or through their respective duly authorized representatives, as of the day and year first above written.



                               ------------------------------
                                Robert J. Parnell


                                TREMONT ADVISERS, INC.

                                By:___________________________
                                   Name:
                                   Title:


                                TREMONT INVESTMENT MANAGEMENT, INC.


                                By:___________________________
                                   Name:
                                   Title:



                                   SCHEDULE A

                                Vesting Schedule


==========================================================================================================================
                                                  Percentage Points
                                                        of                                 Percentage Points of
                                                 Parnell's Interest                       Parnell's Interest
          Years From(1) - To                              for                                    for
                                                 "Revenue Multiple"                        Put/Call at "Book
                                                      Put/Call                                  Value"
--------------------------------------------------------------------------------------------------------------------------
<5 years                                                 0%                                       35%
--------------------------------------------------------------------------------------------------------------------------
5 years - 6 years                                       10%                                       25%
--------------------------------------------------------------------------------------------------------------------------
6 years - 7 years                                       20%                                       15%
--------------------------------------------------------------------------------------------------------------------------
7 years - 8 years                                       30%                                       5%
--------------------------------------------------------------------------------------------------------------------------
>8 years                                                35%                                       0%
==========================================================================================================================

--------

1             Measured from the date of this Shareholders' Agreement.



                                   SCHEDULE B

                                Vesting Schedule


==========================================================================================================================
                                                  Percentage Points
                                                         of                              Percentage Points of
                                                 Parnell's Interest                        Parnell's Interest
          Years From(2) - To                            for                                       for
                                                 "Revenue Multiple"                        Put/Call at "Book
                                                      Put/Call                                   Value"
--------------------------------------------------------------------------------------------------------------------------
<2 years                                                 0%                                       35%
--------------------------------------------------------------------------------------------------------------------------
2 years - 3 years                                       10%                                       25%
--------------------------------------------------------------------------------------------------------------------------
3 years - 4 years                                       20%                                       15%
--------------------------------------------------------------------------------------------------------------------------
4 years - 5 years                                       30%                                       5%
--------------------------------------------------------------------------------------------------------------------------
>5 years                                                35%                                       0%
==========================================================================================================================

--------
2             Measured from the date of this Shareholders' Agreement.

                                                      56

                                    Exhibit 21.1

                                    Subsidiaries



                                        Jurisdiction of
Subsidiary                              Incorporation              Percent Owned
----------                              ---------------            -------------

Tremont Partners, Inc.                   Connecticut                     100%

Tremont (Bermuda) Limited                Bermuda                         100%

Tremont Securities, Inc.                 New York                        100%

Tremont Futures, Inc.                    Delaware                        100%

Tremont Investment Management, Inc.      Province of New Brunswick        65%