Form 10KSB
period 1998-12-31
TREMONT ADVISERS INC
filed 1999-03-19
CIK 880320

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                     FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:               Commission file number: 33-89966
December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

State issuer's revenues for its most recent fiscal year = $10,656,100

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Issuer was approximately $4,307,800, based upon the average bid and ask prices of such stock on March 8, 1999, quoted by the National Quotation Bureau, LLC in the over-the counter market. The aggregate market value of the Class B Common Stock held by nonaffiliates of the Issuer was approximately $6,523,400, based upon the average bid and ask prices of such stock on March 8, 1999, quoted by the National Quotation Bureau, LLC in the over-the-counter market.

The number of outstanding shares of the Issuer's Class A Common Stock, $.01 par value was 1,284,718 as of March 8, 1999 and the number of outstanding shares of the Issuer's Class B Common Stock, $.01 par value was 2,947,104 as of March 8, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                                                 TABLE OF CONTENTS



PART I   ....................................................................  1

         Item 1.  Description of Business....................................  1
         Item 2.  Description of Properties..................................  8
         Item 3.  Legal Proceedings..........................................  8
         Item 4.  Submission of Matters to a Vote of Security Holders........  9

PART II  .................................................................... 10

         Item 5.  Market For the Registrant's Common Equity and Related
                    Stockholder Matters...................................... 11
         Item 6.  Management's Discussion and Analysis....................... 12
         Item 7.  Financial Statements....................................... 20
         Item 8.  Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure...................... 43

PART III ......................................   ........................... 44

         Item 9.  Directors and Executive Officers of the Registrant......... 44
         Item 10. Executive Compensation..................................... 45
         Item 11. Security Ownership of Certain Beneficial
                    Owners and Management.................................... 50
         Item 12. Certain Relationships and Related Transactions............. 54
         Item 13. Exhibits, List and Reports on Form 8-K..................... 57

EXHIBIT INDEX................................................................ 62

                                  PART I

Item 1. Description of Business

General

          Tremont Advisers, Inc. (the "Company" or "Tremont") is a holding company incorporated in the State of Delaware on June 18, 1987. The Company's clients are investment funds, investment managers, institutional investors and high-net worth individuals to whom the Company's subsidiaries provides advice concerning the organization and management of their investment portfolio or programs. The Company also provides specialized investment services, sponsors and manages its own proprietary single-manager and multi-manager investment funds, and provides marketing and business development consulting services to investment management firms and individual investment advisers. The Company derives a significant portion of its revenues from consulting services agreements with single-manager and multi- manager investment funds or their sponsors and advisers.

          The Company's principal domestic subsidiary, Tremont Partners, Inc. ("TPI"), is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") and serves either as a co-general partner or general partner of, and provides investment advisory services to, three investment limited partnerships.

          Tremont (Bermuda) Limited ("TBL"), the Company's principal foreign subsidiary, is based in Hamilton, Bermuda and provides investment advisory services to several multi-manager offshore funds. It also acts as the fund sponsor, primary placement agent and, in some cases, administrator, for a select group of offshore funds managed by U.S.-based money managers.

          Tremont Securities, Inc. ("TSI") is a registered broker dealer and which assists the Company's other subsidiaries in the purchase and sale of investment funds and other equities and facilitates soft-dollar arrangements.

          On July 13, 1998, the Company formed Tremont Investment Management, Inc. ("TIMI"), an investment adviser and portfolio manager located in Toronto, Canada. TIMI, which is 65% owned by the Company, is registered with the Ontario Securities Commission as an investment counsel and portfolio manager, as well as a limited market dealer under the Securities Act (Ontario).

          On July 14, 1998, the Company formed Tremont Futures, Inc. ("TFI"), a commodity pool operator and commodity trading adviser registered with the Commodity Futures Trading Commission and the National Futures Association. TFI serves as a general partner to one investment limited partnership which also receives advice from TPI.

          On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS Management Limited ("TASS"), a London, England
- based company specializing in the sale of electronic databases. (See "Management's Discussion and Analysis - Business Combination" and "Certain Relationships and Related Transactions - Business Combination.")

Subsidiaries' Services and Operations

          The Company's primary objectives are to develop and sponsor its own proprietary single-manager and multi-manager investment funds and to maintain and expand its services for single-manager and multi-manager investment programs or funds. The Company conducts its business through the activities and operations of its subsidiaries, TPI, TBL, TSI, TIMI, TFI and TASS. Since each subsidiary markets its services to a distinct and separate group of clients, some clients may utilize the services of more than one of the Company's subsidiaries. At present, the Company's principal revenues are derived from TPI and TBL which have been actively engaged in seeking new single-manager and multi-manager investment fund clients. The Company will continue to develop its own proprietary investment funds, as well as develop its own distribution for select global and institutional markets.

          The significant operations during fiscal 1998 of each of the Company's then subsidiaries are summarized below.

          1. TPI. TPI was formed in 1984 as an asset management firm assisting pension and profit sharing plans in the design and structure of specialized investment programs. TPI specializes in non-traditional approaches to management and its client base includes financial intermediaries, individuals and pension, retirement and profit sharing plans. TPI also provides consulting services to several multi-manager investment funds, as well as to institutional and high net worth investors, although its primary clients have been and continue to be rendered to plan sponsors or managers of single-manager and multi-manager investment funds. During the years ended December 31, 1998 and 1997, approximately 61% and 53%, respectively, of the Company's consolidated revenues have been derived from TPI's operations. The principal services rendered by TPI are set forth below.

                         A.  Proprietary  Investment  Funds.  TPI is the general
partner or co-general partner of three domestic limited partnerships to which it also provides investment advisory and management services for asset-based fees. Revenues from these proprietary products accounted for approximately 31% and 19% of the Company's consolidated revenues for the years ended December 31, 1998 and 1997, respectively. TPI's proprietary investment funds are as follows:

     The Broad Market Fund, L.P. ("BMF") is a Delaware limited partnership formed to achieve capital growth through hedged investments. TPI is the general partner and receives a monthly management fee based upon BMF's net asset value as of the end of each month. At December 31, 1998, approximate net asset value was $187.7 million, of which $807,200 was contributed by TPI.

                         The  Broad  Market  Prime  Fund,  L.P.  ("BMPF")  is  a
Delaware limited partnership formed to achieve capital growth through a leveraged investment strategy. TPI is the general partner and receives a monthly management fee based upon BMPF's net asset value as of the end of each month. TPI is also reimbursed for certain allocable expenses. At December 31, 1998, BMPF's approximate net asset value was $149.1 million, of which $56,700 was contributed by TPI.

                         GamTree,  L.P. ("GamTree") is a multi-manager  Delaware
limited   partnership   formed  to  achieve  long-term  capital  growth  through
diversified asset management. TPI and an affiliate of one of the Company's principal shareholders, GAMCO Investors, Inc., are co-general partners of GamTree and receive a quarterly management fee based upon GamTree's net asset value as of the end of each quarter. In addition, the general partners may receive an incentive allocation based upon the net asset value of the capital accounts of the limited partners at the end of each year if there is a gross profit, after obtaining certain pre-established benchmarks, from GamTree's investment activities in the relevant fiscal year. At December 31, 1998, GamTree's approximate net asset value was $1.6 million, of which $177,600 was contributed by TPI.

          During 1998, TPI also served as the general partner of The F.W. Thompson Fund, L.P. However, due to its weak performance this fund was dissolved. In addition, effective July 1, 1998, TPI resigned as a co-general partner of the Meridian Horizon Fund, L.P., ("Meridian"). Subsequently, Meridian hired TPI as a consultant and as its administrator.

                         B.  Non-Proprietary  Investment Funds. TPI's consulting
services to its non- proprietary investment funds or their sponsors accounted for approximately 24% and 19% of the Company's consolidated revenues for the years ended December 31, 1998 and 1997, respectively. TPI has been instrumental in the organization and structure of its current major single-manager and multi-manager investment fund clients. TPI assists the sponsor in the organization of these funds by: (i) establishing investment objectives and guidelines consistent with the client's purposes and market; (ii) defining suitable asset classes for investment; (iii) negotiating fees and other arrangements with investment
advisers  and  other   professionals   rendering  services  to  the  funds;  and
(iv) providing advise regarding fund structure and administration.

          Upon  organization  of  a  fund,  TPI:  (i)  monitors  its  investment performance, including the performance of its investment advisers; (ii) recommends the retention or replacement of such investment advisers; (iii) furnishes specialized reports requested by the sponsor or managers of the fund; and (iv) provides other administrative services as required. In several instances TPI is also the investment adviser to a fund and, in that capacity, advises the fund as to the investment of its portfolio assets.

          TPI also renders advisory services to investment partnerships, bank trust funds, and insurance companies in the selection of their investments in other investment partnerships, funds, and/or separate accounts. In addition to receiving management fees, TPI may receive consulting fees based on the value of assets of funds under management of its investment fund clients for which it provides its consulting or advisory services. From time to time, TPI receives a performance fee at the end of a fund's first fiscal year and yearly thereafter in addition to the fees received based on assets under management.

                         C.  Institutional  and High  Net-Worth  Investors.  TPI
renders consulting services and investment advice to corporate pension and profit-sharing plans, state and local retirement systems, and high net worth individuals. Such services may include: (i) designing and implementing investment programs, which includes establishing objectives and guidelines; (ii) identifying and selecting appropriate investment advisers for such programs;
(iii) monitoring the performance of such programs; and/or (iv) administering the reporting involved in such programs. TPI generally receives annual retainer fees or asset-based fees for these services.

                         D. Investment Adviser Research Program. TPI maintains a
continuing research program evaluating and reviewing both domestic and foreign investment advisers and advisory firms. TPI's employees meet with and interview over 250 advisory individuals and firms each year. Interviews are conducted with each adviser or the senior investment personnel of an advisory firm in order to evaluate such factors as investment approach, style, personnel turnover, delegation of investment decision making responsibilities, and the number and type of accounts under management. As a result of this research, TPI has developed a proprietary computerized database of more than 2,000 investment advisers and investment advisory firms, including domestic equity, international equity and fixed income advisers, mutual funds, private limited partnerships, and offshore funds. This database allows TPI to monitor and evaluate investment management performance and to simulate the match of a fund's objectives with the investment characteristics of different or combined investment advisers. In addition, TPI utilizes its database in advising clients in the selection of appropriate investment advisers and investment programs.

          2. TBL. TBL is as an exempted company organized under the laws of Bermuda to provide investment management services to offshore investors. TBL currently provides investment consulting and advisory services to several multi-manager offshore funds and acts as the fund sponsor and, in some cases, administrator, for a select group of offshore funds managed by U.S. based money managers. For the years ended December 31, 1998 and 1997, TBL accounted for approximately 33% and 40%, respectively, of the Company's consolidated revenues. Given the growth during recent years in the amount of money invested in offshore funds, management believes that TBL will continue to be a significant contributor to the Company's revenues in the future. The services rendered by TBL are set forth below.

                         A. Proprietary  Investment Funds. TBL is the sponsor or
co-sponsor of several offshore mutual-funds. TBL provides investment advisory and management services to these funds and receives asset based fees for its services. Revenues from these proprietary products accounted for approximately 15% and 7% of the Company's consolidated revenues for each of the years ended December 31, 1998 and 1997, respectively. TBL's proprietary products are as follows:

     Kingate Global Fund, Ltd.- Class B Shares ("Kingate") is a British Virgin Islands hedge fund marketed to high net worth individuals who accept a high degree of risk in their investment. TBL receives compensation at the end of each month from Kingate's Class B Shares based on a percentage of the net asset value of the shares owned by investors introduced to Kingate by TBL. As of December 31, 1998, Kingate's approximate net asset value was $666.2 million of which $126.3 million was attributable to investors introduced by TBL.

                         American  Masters Fund Ltd. - Twin Series  ("AMF-Twin")
is a Cayman Island exempt company that employs a market neutral strategy to seek market-like returns with an insignificant or slightly negative correlation to market direction. At the end of each quarter TBL receives a percentage of the management fees paid to AMF-Twin. As of December 31, 1998, AMF's approximate net asset of value was $32.2 million.

                         American   Masters  Fund   "Hilspen   Series"   Limited
("AMF-Hilspen") is an open-end investment company which was organized as an exempted company under the laws of the Cayman Islands. AMF-Hilspen seeks to significantly outperform traditional equity indices by attempting to identify the best and worst performing styles among Big Cap Value, Big Cap Growth, Small Cap Value and Small Cap Growth companies. As AMF-Hilspen's investment manager, TBL receives monthly compensation based upon AMF-Hilspen's net assets. AMF-Hilspen opened January 1, 1999 with $34 million of initial capital.

                           B.       Insurance Products.

                         Tremont  International  Insurance,  Ltd.  ("TIIL") is a
Cayman Island insurance company which offers a variety of insurance products, including variable life insurance policies and deferred variable annuities, to customers who are not residents of the Cayman Islands. In July 1997, Mutual Risk Management, Ltd. ("MRM"), an international risk management company, invested $5 million in TIIL.

     Tremont MRM Services Limited ("TMRM") was formed under Bermuda law by TBL, MRM and The Anglo Dutch Insurance Company Limited, a Cayman Island life insurance company ("Anglo-Dutch"), to provide product development, marketing and administrative services to TIIL. MRM invested $1 million in TMRM and received a 20% interest therein. TBL owns 24.5% of TIIL and 40% of TMRM. As a result of certain transactions described below in "Management's Discussion and Analysis - Liquidity and Capital Resources," MRM indirectly owns Class B Common Stock equal to 19.4% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

                         Tremont Broad Market, LDC (the "Fund") is an open-ended
investment company registered in the Cayman Islands as an exempted limited duration company. The Fund seeks long-term capital growth and is open exclusively to insurance companies. TBL, as investment advisor and administrator, receives compensation on a monthly basis. As of December 31, 1998, the Fund's approximate net asset value was $18.4 million.

                         C. Placement  Agent  Services.  Until 1998, TBL offered
placement agent services to a select group of offshore mutual funds. This activity was discontinued when the Company decided to focus its efforts on the development of additional proprietary investment products. However, TBL will continue to receive placement agent fees from pre-existing clients as long as they remain invested in the funds in which TBL placed them.

          3. TSI. TSI is a broker-dealer registered under the Securities Exchange Act of 1934, as amended. TSI acts as an introducing broker for security transactions initiated by nonaffiliated companies and facilitates soft-dollar arrangements. TSI sells private investment partnerships, variable annuity and variable life products. TSI accounted for approximately 6% and 7%, respectively, of consolidated revenues for the years ended December 31, 1998 and 1997.

          4. TFI. TFI was formed in July 1998 and is a commodity pool operator and commodity trading advisor registered with the Commodity Futures Trading Commission and the National Futures Association to be the general partner of the first domestic limited partnership in the Company's "American Masters" series. Effective September 1, 1998, the American Masters Market Neutral Fund, L.P. ("AMM") became the newest addition to the Company's domestic line of proprietary products. AMM was formed to achieve long term capital appreciation irrespective of stock market volatility. TFI receives a monthly management fee based upon AMM's net asset value as of the end of each month. At December 31, 1998, AMM's approximate net asset value was $1.2 million of which $614,600 was contributed by TFI.

          5. TIMI. TIMI, a 65% owned subsidiary of the Company, was formed in Canada in July, 1998 and is registered with the Ontario Securities Commission as an investment counsel and portfolio manager, as well as a limited market dealer under the Securities Act (Ontario). TIMI is the sponsor of The Tremont Masters Fund, a Canadian fund launched in February, 1999 with $500,000.

Clients

     The Company's principal clients continue to be investment funds formed by or with the assistance of TPI or TBL, or the sponsors and managers of such investment funds. Investment funds include limited partnerships, bank trust funds and offshore mutual funds. TPI and TBL consulting agreements with non-proprietary investment fund clients accounted for approximately 29% of the Company's consolidated revenues for each of the years ended December 31, 1998 and 1997.

          The significant non-proprietary client relationships of the Company, by subsidiary, are described below.

                  1.       TPI

                         The DaimlerChrysler Minority Equity Trust (the "Trust")
is a multi-manager program using minority owned and operated investment management firms. TPI advises the Trust on the selection and monitoring of managers, as well as on the allocation of funds among them. TPI's compensation is based upon a percentage of the Trust's net asset value at the end of each month. As of December 31, 1998, the Trust had a net asset value of approximately $420.8 million.

                         Meridian   Horizon  Fund,   L.P.   ("Meridian")   is  a
multi-manager Delaware limited partnership employing diversified investment strategies utilizing a multi-manager approach. Effective July

1, 1998, TPI resigned as a co-general partner of Meridian. Subsequent to TPI's resignation, Meridian hired TPI as a consultant and to be its administrator. TPI receives compensation from Meridian based on a percentage of Meridian's assets at the end of each month, as well as a fixed consulting fee. At December 31, 1998, Meridian's approximate net asset value was $244.3 million, of which $378,600 was contributed by TPI's.

                         Security  Equity Life  Insurance  Company is a New York
based company offering a Group Flexible Premium Variable Life Insurance contract with separate accounts for different investments. TPI acts as the investment manager of one of these separate accounts using a multi-manager approach. The primary investment objective of this account is to achieve above-average, long-term capital growth. At December 31, 1998, the account had an approximate net asset value of $52.5 million. TPI receives compensation from the account based upon a percentage account's net assets.

     Preferred Investors, L.P. ("Preferred") is a multi-manager Delaware limited partnership designed for high-net worth individuals who accept a high degree of risk in their investment. Preferred focuses on investment strategies that tend to counterbalance one another during periods of both market strength and weakness. TPI serves as consultant to Preferred's general partner and assists in the monitoring and selection of the Preferred's investment vehicles. TPI receives compensation from the general partner based on a percentage of the Preferred's assets at the end of each month. As of December 31, 1998, Preferred's approximate net asset value was $182.0 million.

                         Sage Capital, L.P. ("Sage") is a multi-manager Delaware
limited partnership composed of a diverse selection of skilled investment managers. TPI serves as consultant to Sage's general partners and assists in the monitoring and selection of Sage's investment vehicles. TPI receives compensation from Sage's general partners based on a percentage of Sage's assets at the end of each month. As of December 31, 1998, Sage had a net asset value of approximately $93.5 million.

                  2.       TBL

                         Starvest Fund,  Ltd.  ("Starvest")  is a  Bermuda-based
hedge fund that is marketed to high net worth individuals who accept a high degree of risk in their investment. TBL serves as its investment advisor and receives compensation based on a percentage of Starvest's average net assets at the end of each month. In addition, TBL is entitled to a performance fee when and if Starvest's sponsor receives a performance fee. The performance fee for the year ended December 31, 1998 is subject to adjustment pending completion of Sage's final audit. As of December 31, 1998, Sage's approximate net asset value was $115.4 million.

                         Credit  Suisse  Financial  Products.   Credit  Suisse's
Master Fund ( the "Fund") is a multi-manager limited partnership advised by a diverse group of skilled investment managers. The Fund is a principal guaranteed funds of funds, designed for high-net worth individuals with low risk tolerance. Its portfolio funds have been selected to counter balance each other in periods of market strengths and weaknesses. TBL serves as a consultant to the Fund's general partner and assists in the monitoring and selection of investment vehicles. TBL receives a fee based on the percentage of the Fund's assets at the end of each month. As of December 31, 1998, the Fund's approximate net asset value was $268.9 million.

          The percentage of revenues that any client pays to the Company can fluctuate substantially over time due to the nature of the capital markets and the nature of the fee arrangements with the client. As the Company continues to grow, it is expected that total revenue will be less dependent on any one client.

          The Company, through its subsidiaries, enters into written agreements with its clients. Under these agreements, TPI's and TBL's fees are typically based on a percentage of assets under management or a percentage based on the performance of the fund. The fees are payable periodically, usually monthly or quarterly. In certain instances, TPI and TBL receive an initial fixed fee from multi-manager investment funds for its services in organizing the fund. Other arrangements are based on annual retainer fees payable periodically during the term of the consulting agreement or as a single fee for individual consulting projects. Fees for offshore placement agent services are based on assets placed in the offshore funds by TBL. TBL may receive a one-time fixed fee for services rendered in organizing the offshore funds from these clients. Several contracts entered into by TBL require the payment of asset-based fees to TBL, for so long as investors placed by TBL remain investors, which period may be well beyond the termination of a particular contract.

          The Company's ability to generate and sustain revenues from its multi-manager investment fund clients is primarily dependent on the size of the assets under management in each fund and on the continuation of its agreements with the funds. Each of these agreements is generally terminable upon 30 to 60 days written notice, or on the expiration of a stated term of up to two years, subject to earlier termination in certain circumstances. Other annual retainer or ongoing agreements are also generally terminable on short-term notice from clients.

          Although the Company expects that its multi-manager investment fund agreements will continue for the duration of such funds, there can be no assurance that an arrangement will not be earlier terminated by the client. During 1998, TBL terminated its relationship with two clients whose businesses had ceased operations. In 1997, TPI and TBL agreed to terminate consulting relationships with three clients for what they believed to be the clients' internal business reasons. These terminations have not resulted in a significant loss of revenues. However, the Company will continue to endeavor to expand its client base and further diversify its consulting business in an effort to reduce the adverse impact of termination with respect to any one or more of its clients.

Competition

          The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital, resources and services. There has recently been increasing competition from commercial banks and insurance companies. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel, as well as the relative price of services and products offered. The Company believes that there are several important factors which affect the success of the Company among investment consulting firms. These factors include the abilities and reputations of the consulting and professional personnel, the ability to develop new investment management products and technologies for clients, and the marketing of existing services.

          The Company is committed to maintaining the firm's competitive position through the continued involvement of its professional management in all aspects of business development.

Regulation

          The Company is subject to or restricted by various federal and state governmental laws or regulations relating to the investment consulting services rendered to its clients. To the extent that the Company renders such services, it is subject to compliance with the Advisers Act and state law, including limitations on the amount of fees charged by it and the transactions to be effected by it. Even though management believes the Company is in compliance with applicable regulations, changes in the regulations may affect the expense of operation and require adjustments in the Company's business procedures to ensure compliance. TPI is registered as an investment adviser with the Securities and Exchange Commission (the "Commission") under the Advisers Act. However, such registration does not imply in any manner that TPI has been approved by the Commission or any state or foreign regulatory authority, nor imply that TPI's qualifications have been passed upon by the Commission or any state regulatory authority.

          The Company may be deemed, in certain instances, to be a "fiduciary" for its clients and their funds under ERISA and U.S. Department of Labor regulations. In such event, the Company could be subject to certain sanctions and fines for its noncompliance with a particular law and its regulations.

          The Company obtains a significant amount of its revenues from sponsors and managers of single- manager and multi-manager investment funds. These sponsors and managers are subject to regulation under the Investment Company Act and the Advisers Act respecting the amount of the fees that they may charge to their funds. Since the Company is generally paid out of the fees received by such sponsors or managers, any regulatory limits on such fees has a direct impact on the fees to be received by the Company. In addition, the aforementioned acts generally require that the agreements between the sponsors or managers and their funds be terminable by the funds on 30 to 60 days' notice. Accordingly, the Company's agreements with these sponsors and managers are also subject to such termination provisions.

Employees

          At December 31, 1998, the Company had 31 full-time employees and no part-time employees.

Item 2. Description of Properties

          The Company owns no real property but leases 10,910 square feet for executive offices. This lease expires August 2002 and requires monthly payments of approximately $22,700.

          TBL's lease for corporate offices was renewed through February 2000. The lease for this 3,250 square foot office requires monthly payments of approximately $5,800.

Item 3. Legal Proceedings.

          Payroll Express. In 1991, the Company engaged KPM, Inc. d/b/a Payroll Express ("Payroll Express") to perform certain data processing services, including preparing Forms 941 and filing them with Internal Revenue Service ("IRS") and paying payroll and other taxes on behalf of the Company. The Company terminated its relationship with Payroll Express upon being informed by the Chapter 11 Trustee for Payroll Express that the Company had suffered a potential loss as a result of a fraudulent scheme undertaken by Payroll Express and its principal, David S. Kast. It appears that Payroll Express failed to make certain payments to the IRS on the Company's behalf and falsely and fraudulently misrepresented to the Company the dollar amount of taxes actually paid to the IRS. It also appears that a substantial portion of these funds (approximately $400,000) was wrongfully appropriated by Payroll Express and Kast. This theft has created an additional federal tax liability for the Company in the amount of $307,500 for the years 1995 and 1996. These sums do not include interest or penalties since the Company has been informed by the IRS that, based upon its initial review of this matter, interest and penalties may not be assessed.

          The Company is cooperating with the authorities in its ongoing criminal investigation of Payroll Express and Kast and has filed a Proof of Claim in the Payroll Express bankruptcy proceeding. The Company also believes that, subject to a $50,000 deductible, its losses are covered by a fidelity bond issued by the Gulf Insurance Group ("Gulf"). A Proof of Loss seeking recovery of the Company's losses and reimbursement for professional fees incurred in connection with this matter has been filed with Gulf which is in the process of investigating the Company's claim. The Company is not aware of any reason for denial of coverage by Gulf.

          Vasu. In May 1998, a law suit was initiated against the Company and its wholly-owned subsidiary, Tremont Securities, Inc., in the United States Bankruptcy Court District of Connecticut, by Richard M. Coan as Chapter 7 Trustee for William Vasu and Linda M. Vasu alleging breach of contract and defamation. The Company has filed a motion to compel arbitration of the case under the rules of the National Association of Securities Dealers, Inc. and to move jurisdiction to New York.

          The case is in the early stages and the Company intends to defend its position vigorously. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or operations.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the holders of either the Class A Common Stock or Class B Common Stock in the fourth quarter of 1998.

                                                      PART II

Item 5. Market For the Registrant's Common Equity and Related Stockholder
    Matters

          The Class A Common Stock ("TMAVA") and Class B Common Stock ("TMAVB") are closely held and thinly traded. The Class A Common Stock and Class B Common Stock are quoted on the OTC Bulletin Board.

          The quotations are dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth the range of high and low bid prices of the Class A Common Stock and Class B Common Stock, respectively, from January 1, 1997 through March 8, 1999.



                                        Price Range of Class A Common Stock

                                                                        Bid Prices
                                                                      High        Low

1997

January 1, 1997 - March 31, 1997                                     $3.75      $3.75
April 1, 1997 - June 30, 1997                                         4.25       3.75
July 1, 1997 - September 30, 1997                                     4.25       3.25
October 1, 1997 - December 31, 1997                                   6.25       3.25

1998

January 1, 1998 - March 31, 1998                                     $6.25      $4.63
April 1, 1998 - June 30, 1998                                         8.25       4.13
July 1, 1998 - September 30, 1998                                     8.00       4.75
October 1, 1998 - December 31, 1998                                   7.75       2.00

1999

January 1, 1999 - March 8, 1999                                     $10.00      $6.00

                                        Price Range of Class B Common Stock

                                                                        Bid Prices
                                                                      High        Low

1997

January 1, 1997 - March 31, 1997                                    $ 2.50     $ 2.50
April 1, 1997 - June 30, 1997                                         3.50       1.88
July 1, 1997 - September 30, 1997                                     3.50       3.50
October 1, 1997 - December 31, 1997                                   4.75       3.50

1998

January 1, 1998 - March 31, 1998                                     $4.75      $4.50
April 1, 1998 - June 30, 1998                                         9.25       2.13
July 1, 1998 - September 30, 1998                                     8.00       4.00
October 1, 1998 - December 31, 1998                                   8.13       4.00

1999

January 1, 1999 - March 8, 1999                                     $10.50      $6.25


                                                        11

Holders

     As of March 8, 1999 there were approximately 301 holders of record of the Company's Class A Common Stock and approximately 272 holders of record of the Company's Class B Common Stock.

Dividends

          Since its organization, the Company has not paid any dividends on its Class A Common Stock or its Class B Common Stock nor does it plan to do so in the foreseeable future.

Item 6. Management's Discussion and Analysis

Financial Condition

          The Company believes its relationships with its present clients are stable. The agreements with the Company's single-manager and multi-manager investment funds generally are terminable upon 30 to 60 days' notice or on the expiration of a stated term of up to two years, subject to earlier termination in certain circumstances. At December 31, 1998, the Company expected that its arrangements with its larger single-manager and multi-manager investment fund clients will continue for the duration of such funds and the Company has not received any notice that any of such clients intends to terminate its arrangement after December 31, 1998. There can be no assurance that any such arrangement will not be earlier terminated by the client. The Company is not currently aware of any event or events which would cause its clients to terminate their arrangements with the Company. Several contracts entered into by TBL require the payment of asset-based fees to TBL so long as the investors placed by TBL remain investors in those funds, which may be well beyond the termination of a particular contract.

          The Company believes that its product development efforts in fiscal 1998, as well as client relationships formed abroad, have placed the Company in a good position for 1999 and thereafter. Management expects to concentrate on developing new proprietary products and taking full advantage of its growing relationships world-wide to increase its revenues and to develop independent product distribution channels. Profitability is dependent on the Company's ability to maintain existing consulting relationships.

Results of Operations

          The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset- based fees for investments placed by TBL in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. The Company's principal operating expenses consist of its costs of personnel and independent consultants.

Fiscal year ended December 31, 1998 compared to Fiscal year ended
   December 31, 1997.

          Consulting fees earned by the Company for the year ended December 31, 1998 increased by $3,957,700, or approximately 67.8%, from $5,840,300 for the year ended December 31, 1997 to $9,798,000 for the year ended December 31, 1998. At the Company's primary domestic subsidiary, TPI, consulting fees increased from $3,437,500 for the year ended December 31, 1997 to $6,469,300 for the year ended December 31, 1998, due largely to increases in revenues from its proprietary products such as The Broad Market Fund, L.P. ($421,300 increase) and The Broad Market Prime Fund, L.P. ($1,476,000 increase). In addition, 1998 consulting fees also increased due to increases in fees from non- proprietary investment funds, such as The Meridian Horizon Fund, L.P. ($471,600 increase), The DaimlerChrysler Minority Equity Trust Fund ($354,800 increase) and The Security Equity Life Insurance program ($263,700 increase). Consulting fees also increased when Tremont Securities, Inc. ("TSI") realized fees from the sale of limited partnerships. These fees amounted to $105,600 and $173,000, for the years ended December 31, 1998 and 1997, respectively. During the years ended December 31, 1998 and 1997, certain proprietary investment funds accounted for a significant percentage of the Company's consolidated revenues: The Broad Market Fund, L.P. accounted for approximately 14.7% and 17%, respectively, and The Broad Market Prime Fund, L.P. accounted for approximately 15.8% and 3%, respectively, of consolidated revenues.

          At the Company's foreign subsidiary, TBL, consulting fees increased from $2,229,800 for the year ended December 31, 1997 to $3,223,100 for the year ended December 31, 1998. This increase was primarily due to increases in revenues from proprietary products, such as the Class B Shares of the Kingate Global Fund, Ltd. ($681,100 increase) and Tremont Broad Market, LDC ($126,800 increase), as well as the commencement of revenues from new institutional clients ($434,200 increase). The increase in the Company's revenues resulted primarily from increases in the value of the assets within the respective investment vehicles.

          Performance fees for the year ended December 31, 1998 were $434,600, compared to $884,300 for the year ended December 31, 1997. This $449,700 decrease is primarily due to the unfavorable changes in the market conditions during part of 1998, as a result of which fewer clients outperformed their pre-established bench marks. The significant performance fees earned by TBL in 1998 were from Cambridge Energy Fund International Ltd. ($242,900) and Starvest Fund Ltd. ($38,300). The sole significant fee earned by TPI in 1998 was $50,000 from The Dillon Flaherty Market Neutral Fund, L.P. The performance fees earned for the year ended December 31, 1998 are subject to adjustment pending completion of final audit of the respective funds. Management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

          Commissions increased by $121,400 or approximately 40.2%, from $302,100 for the year ended December 31, 1997, as compared to $423,500 for the year ended December 31, 1998. This increase resulted from TSI having additional clients and more trading activity in 1998.

          Operating profits at TBL were $874,700 and $490,200 for the years ended December 31, 1998 and 1997, respectively. The increase in operating profits from 1997 to 1998 ($384,500) was primarily due to increased revenues from assets raised in proprietary products such as the Class B Shares of Kingate Global Fund Ltd., and American Masters Fund Limited - TWIN Series. Identifiable assets of TBL were $2,282,800 and $1,531,700 at December 31, 1998 and 1997,
respectively.

          Compensation expense increased for the year ended December 31, 1998 by $823,100, or approximately 24.8%, over the similar period in 1997, as a result of the Company's continued efforts to attract and retain qualified employees. Compensation expense primarily increased due to salary increases for certain employees that became effective January 1, 1998, increased health care costs due to the increase in the number of employees during the year, and an increase in bonuses granted by the Company to its employees. At December 31, 1998 and 1997, respectively, the Company had 31 and 27 full-time employees. As part of compensation expense, $1,150,000 and $701,000 for the years ended December 31, 1998 and 1997, respectively, were attributable to employee bonuses.

          General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, outside professional fees and other related expenses. General and administrative expenses were $2,684,500 and $1,506,900 for the years ended December 31, 1998 and 1997, respectively. The increases in general and administrative expenses were primarily due to costs related to the Company's continued expansion to service its business growth. The largest component of the general and administration expense increase was the Company's outside professional fees, including legal and accounting expenses. Such fees increased $440,600, or 143%, from $309,100 for the year ended December 31, 1997 to $749,700 for the year ended December 31, 1998. Part of this increase is as a result of the Company expanding its businesses and forming two new subsidiaries, Tremont Futures, Inc., a registered commodity pool operator and commodity trading adviser, and Tremont Investment Management, Inc., a registered investment adviser in Toronto, Canada. In addition, professional fees increased in 1998 due to the defense of the lawsuit filed against the Company in May 1998, the Payroll Express Company bankruptcy investigation, amendments to the Company's Certificate of Incorporation, amendments to TSI's NASD Restriction Agreement, as well as other items in the normal course of business.

          Consulting expenses increased by $242,100, approximately 21.6%, from $1,119,000 for the year ended December 31, 1997 to $1,361,000 for the year ended December 31, 1998 as a result of the increase in revenues from clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared. Also, TPI and TBL have revenue sharing arrangements with respect to certain clients whose products were launched during late 1997.

          The increase in depreciation is a result of fixed asset purchases during the year ended December 31, 1998. These purchases totaled $229,200 and consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for TBL. At December 31, 1998, the Company has commitments for additional capital expenditures of approximately $80,000.

          Equity in earnings of limited partnerships decreased by $32,700 or approximately 15.2%, from $215,100 for the year ended December 31, 1997 to $182,400 for the year ended December 31, 1998, as a result of unfavorable investment results from certain limited partnerships, as well as unfavorable market conditions during part of 1998.

          Loss from operations of joint ventures, net increased by $105,000 or approximately 89.6% from $117,100 for the year ended December 31, 1997 to $222,100 for the year ended December 31, 1998, primarily as a result of a twenty-five percent owned joint venture operation incurring significant operating costs during the year and less than anticipated revenues from operations. The Company closed this joint venture effective December 31, 1998.

          Other income, net increased by $36,700 or approximately 26.6%, primarily due to higher interest rates and the higher amounts of investable cash and cash equivalents provided by operations and invested in 1998 than in 1997. In 1998 and 1997, other income, net included loss from other investments of $2,035 and $10,500, respectively.

          Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Fiscal year ended December 31, 1997 compared to Fiscal year ended
     December 31, 1996.

          Consulting fees earned by the Company for the year ended December 31, 1997 increased by $1,557,300, or approximately 36.4%, as compared to the year ended December 31, 1996. At the principal domestic subsidiary, TPI, consulting fees increased from $2,599,700 for the year ended December 31, 1996 to $3,437,500 for the year ended December 31, 1997, primarily due to increases in revenues from The Broad Market Fund, L.P. ($619,100), The Broad Market Prime Fund, L.P. ($210,500) and The Security Equity Life program ($187,800). These and other increases were partially offset by declines in revenues, including a decline in revenues from Pine Street Associates, L.P. ($100,000) and from Minority Equity Trust ($320,000 resulting from a 1996 one-time termination fee), among others. Consulting fees also increased domestically in 1997 as a result of a 1996 amendment of TSI's restriction agreement with the NASD so that TSI may sell limited partnership interests. For the year ended December 31, 1997, consulting fees from this activity equalled $173,000. During the years ended December 31, 1997 and 1996 certain clients accounted for a significant percentage of the Company's consolidated revenues: The Broad Market Fund, L.P. accounted for approximately 17% and 10%, respectively, of consolidated revenues and revenues from related entities accounted for approximately 28% and 20%, respectively, of consolidated revenues.

          At the foreign subsidiary, TBL, consulting fees increased from $1,683,400 for the year ended December 31, 1996 to $2,229,800 for the year ended December 31, 1997. This increase is primarily due to increases in revenues from the Class B Shares of the Kingate Global Fund, Ltd. ($322,100) and Winston
Partners II Offshore Ltd. ($91,100), as well as the commencement of revenues from Tremont MRM Services, Ltd. ($154,800). These and other increases in TBL's revenues, were partially offset by declines in revenues from Global Advisors Portfolio, N.V. ($230,000), among others. The increase or decrease in revenues was primarily as a result of increases or decreases in the value of the assets within the respective investment vehicles.

          Performance fees for the year ended December 31, 1997 were $884,300 compared to $780,700 for the year ended December 31, 1996. This $103,600 increase is primarily due to the underlying investment vehicles outperforming pre-established benchmarks. The significant performance fees earned by TBL in 1997 were from Starvest Fund Ltd. ($191,800), B.P. Overseas Partners, Ltd. ($102,300) and Cambridge Energy Fund International Ltd. ($131,300). The sole significant performance fee earned by TPI in 1997 was $246,500 from The F.W. Thompson Fund, L.P. The performance fees earned for the year ended December 31, 1997 are subject to adjustment pending completion of final audit of the respective funds.

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

          Commissions increased $72,000 for the year ended December 31, 1997, or approximately 31%, as compared to the year ended December 31, 1996, as a result of TSI having additional clients and more trading activity in 1997.

          Operating profits at TBL were $490,200 and $625,800 for the years ended December 31, 1997 and 1996, respectively. The decrease in operating profit from 1996 to 1997 ($135,559) was primarily due to an investment gain of $130,900 in 1996 which did not recur in 1997. Identifiable assets of TBL were $1,531,700 and $1,563,800 at December 31, 1997 and 1996, respectively.

          Compensation expense increased for the year ended December 31, 1997 by $624,200, or approximately 23%, over the similar period in 1996, as a result of the Company's continued efforts to attract and retain qualified employees. Compensation expense primarily increased due to salary increases for certain employees that became effective January 1, 1997 and increased health care costs due to the increase in the number of employees during the year. As part of compensation expense, $701,000 and $780,800 for the years ended December 31, 1997 and 1996, respectively, were attributable to bonuses granted by the Company to its employees.

          General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, outside professional fees and other related expenses. General and administrative expenses were $1,506,800 and $1,306,000 for the years ended December 31, 1997 and 1996, respectively, representing 21.4% and 24.7% of revenues, respectively. The increases in general and administrative expenses were primarily due to costs related to the Company's continued expansion to service its business growth. The decrease, however, in general and administrative expense as a percentage of revenues was attributable to the increase in revenues from the Company's proprietary products, expansion of its client base, and the positive results from cost containment measures.

          Consulting expenses increased by $476,400 during the year 1997, as compared to the similar period of 1996, primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared; this agreement became effective in June 1995 when TSI became a registered broker dealer. Also, TPI and TBL have revenue sharing arrangements with respect to certain clients whose products were launched during 1997.

          The increase in depreciation and amortization is a result of fixed asset purchases during the year ended December 31, 1997. These purchases totaled $299,700 and consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for TBL. At December 31, 1997, the Company has no significant commitments for additional capital expenditures.

          Other income decreased for the year ended December 31, 1997 by $131,100 over 1996. Other income in 1996 includes an investment gain of $130,900 resulting from the exercise of warrants to purchase 57,639 shares of common stock of an unaffiliated public corporation and the subsequent sale of such shares. At December 31, 1997, TBL owned warrants to purchase common stock of the same unaffiliated public corporation at $3.78 per share until October 19, 1998 (87,500 shares), and 18,750 shares at $3.63 per share until October 30, 1998, respectively. Such warrants have been valued at zero on December 31, 1997.

Liquidity and Capital Resources

          At December 31, 1998, the Company had $1,893,800 in cash and cash equivalents and working capital of $2,992,900, as compared to cash and cash equivalents of $820,800 and working capital of $1,819,300 at December 31, 1997.

          Cash flows provided by operating activities was $1,799,600 for the year ended December 31 1998, compared to cash flows used by operating activities of $56,300 for the year ended December 31, 1997. The increase in cash provided by operations was primarily as a result of profitable operations, the increase in accounts payable, and the decrease in receivable from officer offset by increases in accounts receivable and other assets. Cash flows used in investing activities were $1,109,600 and $397,900 in 1998 and 1997, respectively. 1998 and 1997 cash flows used in investing activities were investments in limited partnerships and joint ventures, as well as the purchase of fixed assets offset partially by the sale of limited partnership interests, joint venture interests and other investments.

          Cash flows provided by financing activities of $383,000 in 1998 resulted from the issuance of 137,500 shares of the Company's Class B Common Stock through the exercise of certain stock options by employees and directors of the Company.

     The Company owns options expiring in 2001 to purchase 8,000 shares of an unregistered investment adviser specializing in 401(k) investment allocation advice over the Internet. The options were granted at $10 per share and were fully vested at December 31, 1998. The options have a five year term and have been valued at zero by the Company at December 31, 1998.

          The Company owns 30,000 shares of a nonpublic financial services company as a result of an employee's participation as a board member of such company. As a result of consulting services performed for this entity, TPI received $36,000 and $56,200, respectively for the years ended December 31, 1998 and 1997. At December 31, 1998, the Company valued these shares of common stock at zero.

          The Company believes that it has adequate capital resources and working capital to bring to market the products it developed in late 1998 and those it expects to develop in early 1999, and that the revenue stream from these products, as well as from existing products, will be sufficient to support future growth. The Company has no material short or long term debt obligations.

Facilities

          On October 1 1997, the Company moved to a larger facility and entered into a lease agreement for new executive offices. The Company was completely released from its obligation under the old lease. The lease for the new facility expires August 31, 2002 and requires monthly payments of approximately $17,100. Effective October 1, 1998, the Company leased additional office space for its corporate offices. This new lease is for 2,688 square feet, expires August 2002 and requires monthly payments of approximately $5,600.

          TBL's lease for corporate offices extends through February 2000. The lease requires monthly lease payments of approximately $5,800.

Investments in Limited Partnerships

          The Company, through its subsidiaries, is invested in five limited partnerships at December 31, 1998 and 1997 as follows:


                                                         Fair Value of
                                                         Investments at                               Rate of Return
         Fund                               December 1998             December 1997                 1998      1997

The Broad Market Fund, L.P.                 $     807,200              $    688,600                 17.2%    16.4%
The Broad Market Prime Fund, L.P.                  56,700                       --                  20.6      7.8(1)
Gamtree, L.P.                                     177,600                   186,700                 (4.9)    16.1
The Meridian Horizon Fund, L.P.                   378,600                   299,500                 17.2     17.6
The F.W. Thompson Fund, L.P.                           --                    46,700                (18.2)    21.9
American Masters Market
  Neutral Fund, L.P.                              614,600                        --                  1.7(2)     --
                                             ------------              ------------
                                            $   2,034,700              $  1,221,500
                                             ============              ============


(1) Rate of return for period July 1, 1997 (date of formation) through December 31, 1997.

(2) Rate of return for period September 1, 1998 (date of formation) through December 31, 1998.

          The significant proprietary products of the Company are as follows:

          The Broad Market Fund, L.P. is a Delaware limited partnership formed to achieve capital growth through hedged investments.

          The Broad Market Prime Fund, L.P. is a Delaware limited partnership formed to achieve capital growth through a leveraged investment strategy.

     American  Masters  Market  Neutral Fund,  L.P. is a Delaware  multi-manager
limited   partnership   formed  to  achieve  long  term   capital   appreciation
irrespective of stock market volatility.

          During 1998, TPI was the general partner of The F.W. Thompson Fund, L.P. However, due to its weak performance, this partnership was closed. In addition, effective July 1, 1998, TPI resigned as a co-general partner of The Meridian Horizon Fund, L.P., ("Meridian"). Subsequently, TPI was hired as a consultant to Meridian and as its administrator.

Business Combination

     On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS Management Limited ("TASS"), a London, England - based company specializing in the sale of electronic databases. Tremont issued 190,477 shares of its Class B Common Stock in exchange for the TASS common shares. TASS thus became another subsidiary of the Company, although its preferred stock will not be owned by the Company. TASS serves a large institutional client base whose subscribers include money center banks, investment banks, private banks, central banks, foundations, endowments, insurance companies, prime brokers, family offices, academics, government agencies and high-net worth individuals. The acquisition will be accounted for using the purchase method of accounting. Accordingly, the excess of cost over the fair market value of net assets acquired (approximately $1.7 million) will be amortized on a straight line basis over a ten year period. The operations of TASS will be included in the consolidated statement of operations from the date of closing. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights.

Inflation

          The impact of inflation on the Company's revenues and results of operations has not been significant.

Impact of Year 2000

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to determine the applicable year. Any computer programs that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing significant disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. Based on recent assessments, the Company determined that it will be required to modify or replace certain portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

          The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that certain of the Company's significant information technology systems could be affected, particularly the network computing platform's operating system software, certain spreadsheet applications and the Company's proprietary Hedge Fund Research database software. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

          To date the Company has completed approximately 25% of the remediation phase and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced, the Company will begin testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 10% of its testing and has implemented none of its remediated systems. Completion of the testing phase for all significant systems is expected by June 30, 1999, with 100% completion targeted for September 30, 1999.

          The Company has queried its important suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

          In the event that the Company does not complete any additional phases of the remediation process, the Company would be able to provide the minimum necessary level of investment research information which is critical to its consulting services, and it would be able to process the relevant accounting transactions. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely effect the Company. In particular, unexpected volatilities within the investment industry could adversely impact the Company's revenues due to a significant portion of the Company's revenues being based solely upon the net asset value of funds under management. The amount of potential lost revenue cannot be reasonably estimated at this time.

          The Company will utilize both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year

2000 project is estimated at $400,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $70,000, which is capitalized for the new systems and equipment. Of the total remaining project costs, approximately $290,000 is attributable to the purchase of new software and hardware, which will be capitalized. The remaining $40,000 relates to consulting fees which will be expensed as incurred.

          Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all necessary phases of the Year 2000 program, but expects to be completed in the third quarter of 1999. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, and adjusting staffing strategies.

Forward Looking Statements

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

Item 7. Financial Statements.                                               Page

Reports of Independent Auditors.............................................. 21
Consolidated Balance Sheets as of December 31, 1998 and 1997 ................ 23
Consolidated Statements of Income for the years ended
   December 31, 1998 and 1997 ............................................... 24
Consolidated Statements of Shareholder' Equity for the years ended
   December 31, 1998 and 1997 ............................................... 25
Consolidated Statements of Cash Flows for the years ended
   December 31, 1998 and 1997 ............................................... 26
Notes to Consolidated Financial Statements................................... 27

                     Report of Independent Auditors


Shareholders and Board of Directors
Tremont Advisers, Inc.

We have audited the accompanying consolidated balance sheets of Tremont Advisers, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Broad Market Fund, L.P. (a limited partnership in which the Company had a .43% and .51% interest at December 31, 1998 and 1997, respectively) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for The Broad Market Fund, L.P., it is based solely on their reports. In the consolidated financial statements, the Company's investment in The Broad Market Fund, L.P. is stated at $807,200 and $688,600 at December 31, 1998 and 1997, respectively, and the Company's equity in the net income of The Broad Market Fund, L.P. is stated at $118,600 and $128,700, for the years ended December 31, 1998 and 1997, respectively.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Advisers, Inc. at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                       Ernst & Young LLP
White Plains, New York
March 5, 1999

To the Partners of
The Broad Market Fund, L.P.



     We have audited the statement of financial condition of The Broad Market Fund, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in Partners' capital, and cash flows for the two years then ended (not presented herein). These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Broad Market Fund, L.P. as of December 31, 1998 and 1997, the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.



Goldstein Golub Kessler LLP
New York, New York


February 13, 1999

                                                  Tremont Advisers, Inc.

                                                Consolidated Balance Sheets




                                                                                            1998                   1997
                                                                                         ---------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                            $ 1,893,800          $    820,800
   Accounts receivable, less allowance for bad debts of $35,000 and
     $25,000                                                                              2,111,600             2,011,400
   Receivable from officer                                                                    -                   200,000
   Income taxes receivable                                                                   82,800                 -
   Prepaid expenses and other assets                                                        327,900               123,100
                                                                                         ---------------------------------------
Total current assets                                                                      4,416,100             3,155,300

Investments in limited partnerships (cost -- $1,428,600 and $803,400)                     2,034,700             1,221,500
Other investments (cost -- $469,900 and $457,700)                                           200,300               174,800

Fixed assets:
   Furniture and equipment                                                                  893,200               706,600
   Leasehold improvements                                                                    82,700                53,700
   Less accumulated depreciation                                                           (526,200)             (359,100)
                                                                                         ---------------------------------------
Fixed assets, net                                                                           449,700               401,200

Other assets                                                                                192,900                29,000
                                                                                         ---------------------------------------
Total assets                                                                            $ 7,293,700           $ 4,981,800
                                                                                         =======================================

Liabilities and Shareholders' Equity Current liabilities:
   Accounts payable                                                                     $   283,300           $    50,500
   Accrued expenses                                                                       1,111,200             1,112,800
   Income taxes payable                                                                        -                    1,200
   Deferred income taxes payable                                                             29,000               171,500
                                                                                         ---------------------------------------
Total current liabilities                                                                 1,423,500             1,336,000

Deferred income taxes payable                                                               559,400               160,600

Minority interest                                                                               -                  -

Redeemable preferred stock:
   Series A Preferred Stock, $1 par value, 650,000 shares
     authorized, none issued and outstanding                                                    -                  -

Shareholders' equity:
   Preferred Stock, $1 par value, 350,000 shares authorized, issued
     and outstanding - none                                                                     -                  -
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,284,718 shares issued and outstanding                                     12,800                12,800

   Class  B  Common  Stock,  $0.01  par  value,  10,000,000  shares  authorized,
     2,939,604 and 2,802,104 shares issued and
     outstanding                                                                             29,400                28,000

   Additional paid in capital                                                             5,106,900             4,725,300
   Retained earnings (deficit)                                                              167,000            (1,280,900)
   Cumulative foreign currency translation adjustment                                        (5,300)            -
                                                                                         ---------------------------------------
Total shareholders' equity                                                                5,310,800             3,485,200
                                                                                         ---------------------------------------
Total liabilities and shareholders' equity                                              $ 7,293,700           $ 4,981,800
                                                                                         =======================================





See accompanying notes.

                                                  Tremont Advisers, Inc.

                                             Consolidated Statements of Income



                                                                                               1998                1997
                                                                                       ----------------------------------------
Revenues:
Consulting fees                                                                         $ 9,798,000           $5,840,300
Performance fees                                                                            434,600              884,300
Commissions                                                                                 423,500              302,100
                                                                                       ----------------------------------------
Total revenues                                                                           10,656,100            7,026,700

Expenses:
Compensation                                                                               4,148,100           3,325,000
General and administrative                                                                 2,684,500           1,506,900
Consulting                                                                                 1,361,100           1,119,000
Depreciation                                                                                 180,700             137,800
                                                                                       ----------------------------------------
Total expenses                                                                             8,374,400           6,088,700

Equity in earnings of limited partnerships                                                   182,400             215,100
Loss from operations of joint ventures, net                                                 (222,100)           (117,100)
Other income, net                                                                             50,600              13,800
Minority interest                                                                             17,500              -
                                                                                       ----------------------------------------

Income before income taxes                                                                 2,310,100           1,049,800
Provision for income taxes                                                                   862,200             349,900
                                                                                       ----------------------------------------
Net income                                                                               $ 1,447,900         $   699,900
                                                                                       ========================================


Net income per common share                                                              $      0.35         $      0.18
                                                                                           ------------------------------------

Net income per common share - assuming dilution                                          $      0.33         $      0.17
                                                                                           ====================================




See accompanying notes.
                                               24


                            Tremont Advisers, Inc.

                    Consolidated Statements of Shareholders' Equity




                                                   Common Stock              Additional           Retained              Total
                                                     Par Value                 Paid in            Earnings          Shareholders'
                                              Class A         Class B           Capital            (Deficit)            Equity
                                              -------------------------------------------------------------------------------------

Balance at December 31, 1996                   $12,800         $26,000          $4,004,000      $(1,980,800)         $2,062,000

   Issuance of Class B Common Stock-MGL
     purchase (202,365 shares)                 -                 2,000             721,300            -                 723,300

   Net income                                  -               -                -                   699,900             699,900
                                              -------------------------------------------------------------------------------------

Balance at December 31, 1997                    12,800          28,000           4,725,300        1,280,900)          3,485,200

   Comprehensive income:

     Net income                                -               -                -                 1,447,900           1,447,900

     Foreign currency translation adjustment   -               -                -                     -                  (5,300)
                                              -------------------------------------------------------------------------------------

   Comprehensive income                                                                                               1,442,600

   Issuance of Class B Common Stock -
     Director Options (7,500 shares)           -                  100              28,000             -                  28,100

   Issuance of Class B Common Stock -
     Employee Options (130,000 shares)         -                1,300             227,500             -                 228,800

   Income tax benefits related to exercise of
     options                                   -                  -               126,100              -                126,100
                                              -------------------------------------------------------------------------------------

Balance at December 31, 1998                   $12,800        $29,400          $5,106,900      $    167,000          $5,310,800
                                              =====================================================================================

See accompanying notes.

                                                  Tremont Advisers, Inc.

                                           Consolidated Statements of Cash Flows



                                                                                                     Year ended December
                                                                                                              31
                                                                                                    1998               1997
                                                                                             --------------------------------------
Operating activities
Net income                                                                                    $ 1,447,900          $ 699,900
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation                                                                                 180,700            137,800
     Equity in earnings of limited partnerships                                                  (182,400)          (215,100)
     Loss from operations of joint ventures, net                                                  222,100            117,100
     Loss from other investments                                                                    2,000             10,600
     Deferred income taxes                                                                        256,300            138,000
     Allowance for bad debts                                                                       10,000             -
     Foreign currency translation adjustment                                                       (5,300)            -
     Changes in operating assets and liabilities:
       Accounts receivable                                                                       (110,200)          (591,900)
       Receivable from officer                                                                    200,000           (200,000)
       Income taxes, net                                                                          (84,000)            (1,900)
       Accounts payable                                                                           232,800            (40,100)
       Accrued expenses                                                                            (1,600)           (19,200)
       Prepaid expenses and other assets                                                         (368,700)           (91,500)
                                                                                             --------------------------------------
Net cash provided (used) by operating activities                                                1,799,600            (56,300)

Investing activities
Purchase of fixed assets                                                                         (229,200)          (299,700)
Investments in limited partnerships                                                              (710,000)          (685,000)
Withdrawals from limited partnerships                                                              79,200            550,000
Investments in other investments                                                                 (289,600)           (56,800)
Proceeds from sale of other investments                                                            40,000             93,600
                                                                                             --------------------------------------
Net cash used by investing activities                                                          (1,109,600)          (397,900)

Financing activities
Net proceeds from issuance of Class B Common Stock                                                -                  723,300
Exercise of Class B Common Stock Options                                                          256,900            -
Tax benefits from exercise of stock options                                                       126,100            -
                                                                                             --------------------------------------
Net cash provided by financing activities                                                         383,000            723,300

Net increase in cash and cash equivalents                                                       1,073,000            269,100
Cash and cash equivalents at beginning of year                                                    820,800            551,700
                                                                                             --------------------------------------
Cash and cash equivalents at end of year                                                       $1,893,800         $  820,800
                                                                                             ======================================



See accompanying notes.

                               Tremont Advisers, Inc.

                  Notes to Consolidated Financial Statements

                                   December 31, 1998



1. Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts of Tremont
Advisers, Inc. ("the Company") and its wholly-owned subsidiaries, Tremont Partners, Inc., ("TPI"), Tremont (Bermuda) Limited ("TBL"), Tremont Securities, Inc. ("TSI") and Tremont Futures, Inc. ("TFI"). The consolidated financial statements also include the accounts of Tremont Investment Management, Inc. ("TIMI"), a 65% owned subsidiary. TPI is an investment advisor registered under the Investment Advisers Act of 1940, as amended. TBL is incorporated under Bermuda law and provides advisory services to clients located offshore. TSI, a registered broker-dealer, assists customers in the purchase and sale of investments in other entities. TIMI, formed on July 13, 1998, is registered with the Ontario (Canada) Securities Commission as an investment counsel and portfolio manager, and as a limited market dealer under the Securities Act (Ontario). On July 14, 1998, the Company formed TFI. TFI is registered with the Commodity Futures Trading Commission and the National Futures Association as a commodity pool operator and commodity trading advisor.

The Company is a holding company, specializing in investment management and consulting services through its wholly-owned and majority-owned subsidiaries. The Company advises institutional investors, high net worth individuals, and investment managers on their organization and management of investment portfolios and programs. The Company also sponsors and manages its own proprietary single-manager and multi-manager investment funds.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

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

Use of Estimates

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

                           Tremont Advisers, Inc.

                Notes to Consolidated Financial Statements (continued)



2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Consulting fees are recorded as earned and are derived from consulting and specialized investment services provided to institutional and other clients, as well as fees earned from certain funds under management. These fees are generally a percentage of the amount of assets under management as well as fees for investments placed by TBL in certain offshore funds. The Company provides other consulting services generally on a fixed fee basis, either as annual retainer fees or single project fees. The revenues from such other consulting arrangements are recognized ratably over the contract terms. Performance fees are recorded based on the achievement of investment performance in excess of established benchmarks and are recognized only when they are no longer subject to market conditions. Commissions earned by TSI are recorded on a trade date basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 1998, cash and cash equivalents is comprised primarily of deposits with financial institutions. Such deposits are generally in excess of the amounts covered by FDIC insurance.

Concentrations of Credit Risk

The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. The Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry.

Investments

The equity method of accounting is used for investments in limited partnerships and investments in joint ventures.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3-5 years). During 1998, $13,600 of fully depreciated fixed assets were written off.

                                Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements (continued)



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

Minority Interest

The Company presently owns 65% of TIMI. For financial reporting purposes, the assets, liabilities and earnings of TIMI have been included in the Company's consolidated financial statements. The joint venture partner's 35% interest in TIMI has been recorded as minority interest.

Stock Compensation

In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. The Company derives a tax deduction measured by the excess of the market value over the option price at the date nonqualified options are exercised. The related tax benefit is credited to additional paid in capital. Pro forma information regarding net income and earnings per share, as calculated under the provision of SFAS 123, are disclosed in Note 8.

Foreign Currency Translation

The Company  accounts for  translation  of foreign  currency in accordance  with
Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." The assets and liabilities of the Company's Canadian subsidiary are translated at the current exchange rate as of the balance sheet date, while capital accounts are translated at historical rates. The revenues and expenses are translated using an average exchange rate during the period. Adjustments resulting from these translations are reflected as a separate component of shareholders' equity titled "Cumulative foreign currency translation adjustment."

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year's presentation.

                          Tremont Advisers, Inc.

              Notes to Consolidated Financial Statements (continued)



3. Prepaid Expenses and Other Assets

                                                                                       December 31
                                                                             1998                      1997
                                                                          -------------------------------------------

Current:
  Insurance receivable                                                     $257,500                $     -
  Prepaid expenses                                                           70,400                   123,100
                                                                          -------------------------------------------
                                                                           $327,900                $  123,100
                                                                          ===========================================

Non-Current:
  Deferred acquisition costs                                               $162,900                $      -
  Security deposits                                                          30,000                    29,000
                                                                          -------------------------------------------
                                                                           $192,900                $   29,000
                                                                          ===========================================

Payroll  Express,  the Company's  payroll  preparation  and withholding tax data
processing  service   from  1991  through  September  1998,  filed  Chapter  11
bankruptcy. Payroll Express engaged in a fraudulent scheme by diverting the Company's federal payroll tax withholdings amounting to $307,500 for the years ended December 31, 1995 and 1996.

The Company is cooperating with the authorities in the ongoing criminal investigation of Payroll Express and its principal and filed a proof of claim in the Payroll Express bankruptcy. The Company also believes that its losses are covered by its fidelity bond. A proof of loss, which seeks recovery of the Company's losses and reimbursement for related professional fees, has been filed with its insurance provider. Included in other assets at December 31, 1998 is $257,500 which represents a receivable from the insurance provider pursuant to this claim. This amount reduced the related loss of $307,500 recorded by the Company in general and administrative expenses.

The Company has agreed to acquire TASS Management Limited ("TASS"), a London based company specializing in alternative investment and research services (see
Note 16). The acquisition is expected to be completed during the first half of 1999. Accordingly, acquisition costs of $162,900 incurred through December 31, 1998, primarily legal and accounting professional fees, have been recorded as deferred acquisition costs at December 31, 1998.

4. Investments in Limited Partnerships

The Broad Market Fund, L.P.--The Broad Market Fund L.P. is a Delaware limited partnership ("Broad Market Fund") that was organized for the purpose of achieving capital growth through hedged investments. At December 31, 1998 and 1997, TPI, the General Partner, had an investment of $807,200 (cost - $423,600) and $688,600 (cost - $423,600), respectively, in the Broad Market Fund. For the years ended December 31, 1998 and 1997, TPI's proportionate share of the Broad Market Fund's income ($118,600 and $128,700, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income. At December 31, 1998 and 1997, TPI's investment in the Broad Market Fund represented .43% and .51%, respectively, of the Broad Market Fund's net assets. The summarized audited financial information of the Broad Market Fund, based solely on the report of other auditors, is as follows:

                                  Tremont Advisers, Inc.

                    Notes to Consolidated Financial Statements (continued)



4. Investments in Limited Partnerships (continued)


                                                                                         December 31
                                                                              1998                  1997
                                                                          ---------------------  ----------------------

Total assets                                                               $198,415,000         $162,511,000
Total liabilities                                                            10,725,000           28,568,000


                                                                                   Year ended December 31,

                                                                                  1998                  1997
                                                                          -------------------------------------------

Net investment income                                                      $   3,794,000        $   2,658,000
Net realized gain on investments                                              22,101,000           15,765,000
                                                                          -------------------------------------------
Net income                                                                 $  25,895,000        $  18,423,000
                                                                          ===========================================


GamTree, L.P.--GamTree, L.P., a Delaware limited partnership ("GamTree") was organized for the purpose of achieving long-term capital growth through diversified asset management. At December 31, 1998 and 1997, TPI, a Co-General Partner with GAMCO Investors, Inc., an affiliate of a shareholder, had an investment of $177,600 (cost - $100,000) and $186,700 (cost - $100,000), respectively,  in GamTree. For the years ended December 31, 1998 and 1997, TPI's
proportionate   share  of  GamTree's (loss)/income   (($9,100)   and  $28,300,
respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income. At December 31, 1998, TPI's investment in GamTree represented 12.6% of GamTree's net assets.

Meridian Horizon Fund, L.P.--Meridian Horizon Fund, L.P. is a Delaware limited partnership ("Meridian") that was organized for the purpose of achieving a high total return and preservation of capital utilizing a multi-manager approach to investing. At December 31, 1998 and 1997, TPI had an investment of $378,600 (cost $250,000) and $299,500 (cost $250,000), respectively, in Meridian, which represents .16% and .23%, respectively, of Meridian's net assets. For the years ended December 31, 1998 and 1997, TPI's proportionate share of Meridian's income ($79,100 and $47,900, respectively), is reflected in equity in earnings of limited partnerships in the consolidated statements of income. Effective July 1, 1998, Meridian's Limited Partnership Agreement was amended and restated whereby TPI resigned as a co-general partner.

The F.W. Thompson Fund, L.P.--At December 31, 1998, The F.W. Thompson Fund, L.P., a Delaware limited partnership, was closed resulting in a $5,600 loss, which is included in equity in earnings of limited partnerships in the consolidated statements of income. At December 31, 1998 and 1997, TPI, the General Partner, had no investment and an investment of $46,700 (cost - $29,800), respectively. For the years ended December 31, 1998 and 1997, TPI's proportionate share of the limited partnership's (loss)/income(($22,500) and $10,100, respectively) is reflected in equity in earnings of limited partnerships in the consolidated statements of income.

The Broad Market Prime Fund, L.P.--The Broad Market Prime Fund, L.P., a Delaware limited partnership ("BMPF"), was formed on July 1, 1997 for the purpose of achieving capital growth through a leveraged investment strategy. At December 31, 1998, TPI, as General Partner, had an investment of $56,700 (cost $50,000) representing .03% of the funds' net assets. TPI had no investment at December 31, 1997 in this fund. In addition, the Company has a commitment to fund up to 1% of the limited partnership losses if and when such losses occur. For the year ended December 31, 1998, TPI had $6,700 of equity earnings related to BMPF and none in 1997.

                                  Tremont Advisers, Inc.

                     Notes to Consolidated Financial Statements (continued)



4. Investments in Limited Partnerships (continued)

The aggregated summarized unaudited financial information of GamTree, Meridian, the Thompson Fund and BMPF is as follows:

                                                                                         December 31
                                                                              1998                  1997
                                                                          --------------------- -------------------

Total assets                                                               $482,073,000         $249,504,000
Total liabilities                                                            86,271,000           60,805,000


                                                                                   Year Ended December 31

                                                                                  1998                 1997
                                                                          --------------------- -------------------

Net investment loss                                                        $ (8,726,000)        $ (2,509,000)
Net realized and unrealized gain on investments                              59,593,000           16,488,000
                                                                          -----------------------------------------
Net income                                                                 $ 50,867,000          $13,979,000
                                                                          =========================================


American Masters Market Neutral Fund, L.P. --Effective September 1, 1998, American Masters Market Neutral Fund, L.P. ("AMF") became the newest addition to the Company's line of proprietary products. This domestic multi-manager limited partnership was formed for the purpose of achieving long term capital appreciation irrespective of stock market volatility. TFI is the General Partner of the limited partnership and, as such, is involved in the day-to-day management of the partnership. At December 31, 1998, TFI had an investment of $614,600 (cost - $605,000) in AMF representing 54.7% of the funds' net assets. The summarized unaudited financial information of AMF is as follows:



                                                                                                December 31
                                                                                                    1998
                                                                                               --------------------

Total assets                                                                                    $1,158,000
Total liabilities                                                                                   34,000


                                                                                                 Period ended
                                                                                                  December 31
                                                                                                     1998
                                                                                               --------------------

Net investment loss                                                                             $  (18,000)
Net realized and unrealized gain on investments                                                     36,000
                                                                                               --------------------
Net income                                                                                      $   18,000
                                                                                               =====================


                                        32

                               Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements (continued)



5. Other Investments

At December 31, 1998 and 1997, TBL's investment representing 24.5% of Tremont International Insurance Ltd. ("TIIL"), a Cayman Islands corporation, formed in July 1996, was $61,200 (cost - $62,300). TIIL offers certain deferred variable annuities, variable life insurance and other insurance contracts to customers not resident in the Cayman Islands. For the period ended December 31, 1998 and 1997, TBL's proportionate share of operating income was none and $1,000, respectively.

In July 1997, TBL formed with Mutual Risk Management, an international risk management company ("MRM") and another party, and acquired a 40% interest in Tremont MRM Services Limited ("TMRM"), a company incorporated under the laws of Bermuda. TMRM provides product development, marketing and administrative services to TIIL. At December 31, 1998 and 1997, TBL's investment was $3,700 (cost - $4,800) and for the period ended December 31, 1998 and 1997 its proportionate share of operating losses was none and $1,100, respectively.

At December 31, 1998 and 1997, TBL's investment in American Master Fund Limited, a Cayman Islands exempt Company, which was incorporated in July 1991, was $49,400 (cost - $50,000) and $51,400 (cost - $50,000), respectively. The principal activity of this Company is to operate as an investment fund to invest primarily in offshore investment vehicles. The Fund's investment objective is to achieve a high total rate of return by utilizing the expertise of a number of investment managers, while preserving capital for its investors.

TBL has a 40% interest ($6,000 cost) in an offshore non-public venture ("investee") that is developing an independent electronic commerce online community to service the needs of the hedge fund industry. At December 31, 1998, TBL's investment was written down to zero to account for its proportionate share of operating losses of $126,400. Also included in other investments is a $67,000 advance from TBL to the investee.

In October 1994, TBL entered into an agreement to form N-Compass Financial Services Limited, a joint venture, to provide investment advisory services to offshore clients. For the years ended December 31, 1998 and 1997, TBL's proportionate share (40%) of operating losses of the joint venture were $12,700 and $83,500, respectively. The investment in this joint venture at December 31, 1998 and 1997 was none and $10,400 (cost - $277,200), respectively.

At December 31, 1998, the Company has options, expiring in 2001, to purchase 8,000 shares of a nonpublic company. This registered investment adviser specializes in 401(k) investment allocation advice over the internet. The options were granted at $10 per share and have vested as of December 31, 1998. The options have been valued at zero at December 31, 1998 and 1997, respectively.

At December 31, 1998, the Company owns a beneficial interest in 30,000 shares of a nonpublic financial services company formed in 1996. Such shares were received by the Company as a result of an employee's participation as a board member of such company. As a result of consulting services performed for this nonpublic entity, TPI has received $33,000 and $56,200, respectively, for the years ended December 31, 1998 and 1997. At December 31, 1998 and 1997, respectively, the shares of common stock have been valued at zero.

                                Tremont Advisers, Inc.

           Notes to Consolidated Financial Statements (continued)



5. Other Investments (continued)

At December 31, 1998 and 1997, the Company has other investments aggregating $19,000 (cost - $2,600) and $48,100 (cost - $63,400), respectively. During 1998, the Company had net losses of $222,100 from joint ventures. Included in this amount is realized losses of $237,400 of which $203,400 relates to a certain twenty-five percent owned joint venture that was discontinued effective December 31, 1998.

6. Accrued Expenses

Accrued expenses consist of the following:



                                                                                         December 31

                                                                                  1998                  1997
                                                                          --------------------- ---------------------

Professional and consulting fees                                           $   579,300          $   741,100
Compensation                                                                   300,000              200,000
Note payable                                                                    39,800               87,800
Employee benefit plan                                                          110,000               46,600
Printing and graphics                                                           37,500               18,000
Other                                                                           44,600               19,300
                                                                          -------------------------------------------
                                                                           $ 1,111,200          $ 1,112,800
                                                                          ===========================================

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

In July 1997, the Company entered into a series of transactions whereby MRM indirectly acquired an equity interest in the Company. In June 1997, MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, began a tender offer to purchase 615,000 shares of outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share. This transaction was completed on July 7, 1997 for the entire 615,000 shares. In addition, pursuant to a certain stock purchase agreement, the Company sold to MGL 202,365 shares of its Class B Common Stock, par value $0.01 at a price of $3.75 per share. The transaction was completed for net proceeds of $723,300, which is net of $35,600 of costs incurred. As a result of these transactions, MRM then indirectly owned, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

                                    Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements (continued)



7. Shareholders' Equity (continued)

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

8. Stock Options

On September 17, 1998, the Company's Board of Directors adopted, subject to shareholder approval, the Tremont Advisers, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of up to 200,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1998 Plan authorizes the grant of incentive stock options and non-qualified stock options and stock rights. The exercise price for incentive stock options shall not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall not be less than the minimum legal consideration required therefore under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The 1998 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards. As of December 31, 1998, 23,400 incentive stock options at $8.00 per share have been granted to employees under the 1998 Plan. These options have a five year term and vest and become exercisable on the following schedule: 25 percent on the date of grant, 25 percent on the first anniversary of the date of grant and 50 percent on the second anniversary of the date of grant.

During May and June 1997, options to purchase 145,000 shares of Class B Common Stock were granted to the directors and certain executive employees at $3.75 per share. The options vest and become exercisable on the following schedule: 25 percent on the date of the agreement, 25 percent on the first anniversary of the execution of the agreement and 50 percent on the second anniversary of the agreement. In the event of the termination of the directors or employees, the Company will have the option, exercisable no later than seven days after the date of termination, to purchase all of the directors or employees shares and vested options. The purchase price for each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $3.75, or (ii) the amount of the best bid price for a share of stock on the date of such termination less $3.75. During 1997, 13,334 of such options lapsed due to the termination of an employee. During 1998, directors exercised options and purchased 7,500 shares of Class B Common Stock at $3.75 per share.

During 1994, an option to purchase 10,000 shares of Class B Common Stock at $2.00 per share was granted to an employee. During 1998, the employee exercised options and purchased 5,000 shares of Class B Common Stock at $2.00 per share. The employee's remaining 5,000 options are fully vested and expire during December 1999, unless they are exercised prior thereto. In the event of the termination of the employee's employment, the Company will have the option, exercisable no later than seven days after the date of termination, to purchase all of the employee's stock and vested options. The purchase price for each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $2.00 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $2.00.

                             Tremont Advisers, Inc.

                Notes to Consolidated Financial Statements (continued)



8. Stock Options (continued)

In 1994, the Board of Directors granted to the president and chief operating officer an option to purchase 275,000 shares of Class B Common Stock at $1.75 per share, the then current fair market value of the stock. The options are fully vested and expire on the anniversary of the grant date in 2001. During August 1998, 125,000 of these options were exercised. In the event of the termination of the executive's employment, TPI will have the option, exercisable no later than seven days after the date of termination, to purchase all of the executive's stock and vested options. The purchase price of each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $1.75.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998; risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .83%, and a weighted-average expected life of the options of 5 years.

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

                           Tremont Advisers, Inc.

           Notes to Consolidated Financial Statements (continued)



8. Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1998 and 1997 follows:



                                                                                1998                1997
                                                                       ------------------------------------------

Pro forma net income                                                         $1,337,100       $     640,900

Pro forma earnings per share
  Basic                                                                  $         0.32       $        0.16
  Diluted                                                                $         0.30       $        0.16


A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                             1998                                         1997
                                               -----------------------------------------    ----------------------------------------
                                                                Weighted-Average                           Weighted-Average
                                                     Options     Exercise Price                Options      Exercise Price
                                               -------------------------------------------    -----------------------------------

Outstanding - beginning of year                 416,666           $2.39                       285,000          $1.76
Granted                                          23,400            8.00                       145,000           3.75
Exercised                                      (137,500)           1.87                        -
Lapsed                                          -                                             (13,334)          3.75
                                                ---------                                     ---------
Outstanding - end of year                       302,566           $3.06                       416,666          $2.39
                                                ==========                                    =========

Exercisable at end of year                      222,510           $2.47                       322,916          $1.99

Weighted-average fair value of options
   granted during the year                                        $5.51                                        $1.71


The following table summarizes stock options outstanding at December 31, 1998:

  Exercise Price                               Average                 Average
      Range               Options              Life (a)            Exercise Price
-----------------------------------------------------------------------------------------------

 $1.75 - $2.00             155,000               2.2                    $1.76
          3.75             124,166               3.4                     3.75
          8.00             23,400                4.9                     8.00
----------------------------------------------------------------------------------------------
 $1.75 - $8.00             302,566               2.9                    $3.06
===============================================================================================

(a)  Average contractual life remaining in years.


9. Other Income, Net
                                                                       1998               1997
                                                                    --------------------------------------
Interest income                                                     $52,600             $ 24,400

Loss from other investments                                          (2,000)             (10,600)
                                                                   ---------------------------------------
                                                                    $50,600             $ 13,800
                                                                   =======================================




                                   Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements (continued)



10. Income Taxes

The provision for income taxes is summarized as follows:



                                                                     1998               1997
Current:                                                           ---------------------------------------
   Federal                                                          $450,000            $158,000
   State                                                             155,900              53,900
                                                                   ---------------------------------------
                                                                     605,900             211,900
Deferred:
   Federal                                                           249,500             128,700
   State                                                               6,800               9,300
                                                                   ---------------------------------------
Total tax expense                                                   $862,200            $349,900
                                                                   =======================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and deferred tax assets as of December 31, 1998 and 1997 are as follows:


                                                                        1998                1997
                                                                     -----------------------------------------
Deferred tax liabilities:
 Tax over book depreciation                                         $  25,600           $  23,500
 Unrealized appreciation in limited partnerships                       33,100               9,600
 Undistributed earnings of foreign subsidiary                         536,100             306,700
                                                                      ----------------------------------------
Total deferred tax liabilities                                        594,800             339,800

Deferred tax assets:
 Net operating loss carryforward of foreign subsidiary                 36,000              -
 Bad debt reserves                                                      4,100               4,000
 Organization costs                                                     2,300               3,700
 Valuation allowance                                                  (36,000)                 -
                                                                      ----------------------------------------
Total deferred tax assets                                               6,400               7,700
                                                                      ----------------------------------------
Net deferred tax liability                                           $588,400            $332,100
                                                                     =========================================


The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a higher effective tax rate than the statutory income tax rate. The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                             1998                              1997

                                                                 Amount           Percent            Amount           Percent

Statutory federal income tax rate                               $785,400           34.0            $356,900            34.0
State taxes, net of federal benefit                              107,400            4.6              41,700             4.0
Permanently reinvested foreign income                            (68,000)          (2.9)            (68,000)           (6.6)
Change in valuation allowance                                     36,000            1.6                 -                -
Other                                                              1,400             -               19,300             1.9
                                                               -------------------------------------------------------------------

                                                                $862,200           37.3            $349,900            33.3
                                                               ===================================================================

                                          38

                              Tremont Advisers, Inc.

10. Income Taxes (continued)

In 1998, the Company made estimated federal income tax payments of $415,000. In 1998 and 1997, the Company paid $154,700 and $53,700, respectively, in state income, minimum and capital taxes.

Deferred income taxes were not provided on certain undistributed foreign earnings (cumulatively $400,000 at December 31, 1998) of TBL because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $136,000 would have been provided.

At December 31, 1998 and 1997, the Company had no net operating loss carryforwards for U.S. federal tax purposes. At December 31, 1998, TIMI, the Canadian subsidiary, has generated a net operating loss of approximately $80,000, against which a full valuation allowance has been recorded.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                                                         1998                 1997
                                                                                      ------------------------------------------
Numerator:
   Net income - numerator for basic and dilutive earnings per share
     (income available to common stockholders)                                         $1,447,900           $   699,900

Denominator:
   Denominator for basic earnings per share - weighted average                          4,139,664             3,985,640
     shares

Effect of dilutive securities:
   Employee stock options                                                                 215,935               136,928
                                                                                      ------------------------------------------

Denominator for diluted earnings per share - adjusted weighted
   average shares and assumed conversions                                               4,355,599             4,122,568
                                                                                      =================== ======================

Basic earnings per share                                                               $     0.35            $     0.18
                                                                                      ==========================================

Diluted earnings per share                                                             $     0.33            $     0.17
                                                                                      ==========================================



12. Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

                                Tremont Advisers, Inc.

13. Commitments

On December 9, 1998, the Company entered into a amendment to the employment contract with the Chairman of the Board of Directors that expires on December 31, 1999. Under the terms of this agreement, the Chairman is entitled to receive a minimum annual base salary of $380,000. In addition, the Chairman could receive incentive compensation, to be determined by the Board of Directors, at the end of each fiscal year.

On December 9, 1998, the Company entered into an amendment to the employment contract with the President and Chief Operating Officer of the Company that expires on December 31, 1999. Under the terms of such amended agreement, the executive is entitled to receive a minimum annual base salary of $342,000. In addition, the executive will receive incentive compensation equal to an amount pursuant to a predetermined percentage of the incentive compensation paid to the Company's Chairman of the Board of Directors.

On July 17, 1998, TIMI entered into an employment agreement with the President, Chief Operating Officer and Chief Investment Officer that expires on July 31, 2000. Under the terms of the Agreement, the executive is entitled to receive an annual salary of $125,000 for the period commencing August 1, 1998 and ending July 31, 1999 and $150,000 for the period commencing on August 1, 1999 and ending on July 31, 2000.

In September 1997, the Company moved to a larger facility and entered into a lease agreement for its executive offices. The Company was completely released from its obligation under the old lease (which required monthly payments of approximately $8,450). The lease for the new facility expires August 31, 2002 and requires monthly payments of approximately $17,100. Effective October 1, 1998, the Company leased additional office space for its corporate offices. This new lease expires August 31, 2002 and requires monthly payments of approximately $5,600.

TBL's lease for corporate offices expires during February 2000. Such lease requires monthly payments of approximately $5,800.

Rent expense for the years ended December 31, 1998 and 1997 was $343,500 and $218,000, respectively. Future minimum obligations under noncancelable operating leases at December 31, 1998 is: 1999-$382,000, 2000-$317,400, 2001-$300,600,
2002-$196,800 and 2003-$3,700.

14. Employee Benefit Plan

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

     On September 17, 1998, the Board of Directors amended the Tremont Advisers, Inc. 401(k) Savings Plan, effective January 1, 1998, to allow employer matching contributions and to allocate the Company's employer discretionary contributions based upon the Company's fiscal year profitability, as related to pre-established financial objectives. The Company's matching contribution for the year ending December 31, 1998 will be 25 cents for each $1 a participant contributes as an employee salary deferral up to a limit of 6.25% of eligible compensation ($160,000 maximum for 1998). Company contributions will be made annually, subsequent to year end, based upon the previous year's salary deferrals.

                            Tremont Advisers, Inc.

           Notes to Consolidated Financial Statements (continued)



14. Employee Benefit Plan (continued)

For the years ended December 31, 1998 and 1997, the Company's expenses under the Plan were $110,000 and $46,600, respectively.

15. Segment and Geographic Data

The Company operates principally in a single segment. It provides various alternative investment services using a single and multi-manager investment approach to placing investment funds with independent asset managers. This segment consists of one operating unit that provides services to two types of clients: the Company's proprietary investment funds sponsored by certain subsidiaries and to nonaffiliated investment fund sponsors, institutional investors and high net-worth individual investors.

For the proprietary investment funds (typically structured as limited partnerships) the Company serves as the general or co-general partner participating in organizing the funds, selecting the asset classes for investment and providing the day-to-day management and administration for the operation of the funds, other than making direct investment decisions.

For the non-affiliated investment fund sponsors, institutional investors and high net-worth investors the Company provides the following services: consulting regarding the organization of funds, establishment of investment objectives and guidelines, definition of suitable asset classes, negotiation of fees with asset managers and other professionals, monitoring of investment performance and periodic reporting to clients.

The following table provides a summary of the types of fees earned with respect to each of the two primary client types discussed above.



                                                                       1998               1997
Revenues

Proprietary investment funds
    Asset-based fees                                                $ 4,928,200         $2,170,900
    Performance-based fees                                                -                260,300
                                                                   ---------------------------------------
Total revenue from proprietary investment funds                       4,928,200          2,431,200

Consulting clients
   Asset-based fees                                                   3,688,000          2,953,400
   Performance-based fees                                               434,600            624,000
   Annual retainer and special project fees                             996,800            568,500
   Administration fees                                                  185,000            147,500
                                                                   ---------------------------------------
                                                                      5,304,400          4,293,400

Other revenue (1)                                                       423,500            302,100
                                                                   ---------------------------------------

Total consolidated revenues                                         $10,656,100        $ 7,026,700
                                                                   =======================================

             (1) Other revenue  consists of commissions  earned through TSI (the
Company's wholly-owned introducing broker/dealer).

                                                                                                                       27

                                Tremont Advisers, Inc.

              Notes to Consolidated Financial Statements (continued)



15. Segment and Geographic Data (continued)



                                                 Revenues (a)
                                    ---------------------------------------
                                         1998                1997
                                    ------------------------------------------

United States                         $ 7,107,900         $4,224,800
Bermuda                                 3,548,200          2,801,900
Canada                                      -                   -
                                    ------------------------------------------
Consolidated total                    $10,656,100         $7,026,700
                                    ==========================================


      (a) Revenues are attributed to countries based on the location of the subsidiary performing the services.

Long-lived assets are substantially all located in the United States.

During the periods presented in the consolidated statements of income, certain clients accounted for a significant percentage of the Company's consolidated revenues. For the years ended December 31, 1998, and 1997, the Broad Market Fund, L.P. accounted for approximately 15% and 17%, respectively of consolidated revenues. In addition, for the years ended December 31, 1998 and 1997 the Broad Market Prime Fund, L.P. accounted for approximately 16% and 3%, respectively, of consolidated revenues. For the years ended December 31, 1998 and 1997, revenues from other related entities (see Note 4) accounted for approximately 7% and 8% of consolidated revenues, respectively.

16. Subsequent Events

On March 11, 1999, the Company entered into a definitive agreement to purchase all of the outstanding shares of TASS Management Limited ("TASS"), a London based company specializing in alternative investment and research services for approximately $1.4 million. The transaction, which is expected to be consummated in the first half of 1999, will be accounted for using the purchase method of accounting. Accordingly, the excess of cost over the fair market value of net assets acquired, (approximately $1.7 million), will be amortized on a straight line basis over ten years. The operations of TASS will be included on the statement of income of the Company from the date of the closing. The Company expects to finance this transaction by issuing approximately 190,500 shares of Class B Common Stock. TASS had unaudited revenues of $1,632,500 and unaudited net income of $84,900 for the year ended December 31, 1998.

Subsequent to December 31, 1998, an employee exercised options and purchased 5,000 shares of Class B Common Stock at $3.75 per share.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


                            Not Applicable

                                 PART III

Item 9. Directors and Executive Officers of the Registrant.

The present Directors and Executive Officers of the Company are set forth below:


    Name                            Age              Position
Sandra L. Manzke                    50               Chairman of the Board of Directors
                                                     and Chief Executive Officer
Robert I. Schulman                  53               Director, President and Chief Operating Officer
John L. Keeley, Jr.                 58               Director
Alan A. Rhein                       56               Director
Richard O'Brien                     41               Director
Jimmy L. Thomas                     57               Director
Suzanne S. Hammond                  52               Secretary and Treasurer
Stephen T. Clayton                  38               Chief Financial Officer
Bruce D. Ruehl                      38               Senior Vice President-Director of Manager Research


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

          Sandra L. Manzke is the Company's Chairman of the Board and Chief Executive Officer. Ms. Manzke was one of the principal founders of Tremont Partners, Inc. ("TPI") in 1984 and has been its Chairman and President since its inception. When the Company acquired TPI in 1987, Ms. Manzke also became a director of the Company and, prior to becoming its Chief Executive Officer in May 1994, was its President. Ms. Manzke has served as a director of the Company since 1987 and also serves as Director of Tremont (Bermuda) Limited ("TBL").

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

          John L. Keeley, Jr. became a Director of the Company in January 1994. Mr. Keeley is President, Treasurer and a Director of Keeley Investment Corporation, a registered broker-dealer. He has held these positions since 1977. He is also President, Treasurer and a Director of Keeley Asset Management Corporation, a registered investment advisor, Keeley Small Cap Value Fund, Inc., an open- end mutual fund, various investment partnerships and the John L. Keeley, Jr. Foundation. Mr. Keeley also became a Director of the Marquette National Corporation in 1994. Mr. Keeley is a member of the Company's Audit Committee.

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

          Richard O'Brien, 41, became a Director of the Company in June 1998. He has been the Vice President, Secretary and General Counsel of Mutual Risk Management Ltd., since March 1995. From 1990 until 1995, Mr. O'Brien was a partner in Dunnington, Bartholow & Miller, a law firm located in New York City. Mr. O'Brien is a member of the Company's Audit Committee.

          Jimmy L. Thomas became a Director of the Company in November 1994. Mr. Thomas retired in 1998 and prior to retirement was Senior Vice President - Financial Services and Treasurer of Gannett Co., Inc. since December 1991. He also serves on the Regional Advisory Board of Marine Midland Bank. Mr. Thomas is a member of the Company's Audit Committee.

          Suzanne S. Hammond has been the Secretary and Treasurer of the Company since August 1991. Ms. Hammond also currently serves as a Senior Vice President, Treasurer and Secretary of TPI, and as a Director of TBL.

          Stephen T. Clayton joined the Company on January 10, 1994 and was appointed Chief Financial Officer on January 19, 1994. Mr. Clayton also became the Financial and Operations Principal and a Director of TSI in June 1994, and Chief Financial Officer and Director of TFI and TIMI in 1998.

          Bruce D. Ruehl joined the Company in August 1993 and was appointed Senior Vice President- Director of Manager Research of TPI in 1994.

Item 10. Executive Compensation.

          The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and other executive officers whose total cash compensation exceeded $100,000 for services rendered to the Company and its subsidiaries for the fiscal year ended December 31, 1998 (the "Named Officers").


                                            Summary Compensation Table
                                                Annual Compensation
---------------------------------------------------------------------------------------------------------------------
                                                                            Long Term Compensation

                                         Annual Compensation
                                                                    -------------------------------------------------
                                                                               Awards           Payouts
---------------------------------------------------------------------------------------------------------------------



                                                             Other    Restricted   Securities
Name and                                           Bonus     Annual     Stock      Underlying     LTIP    All other
Principal Position                 Salary          Bonus    Compen-    Award(s)     Options/     Payout    Compen-
                           Year    ($)(a)         ($)(b)    sation ($)    ($)        SARs (#)      ($)    sation ($)
---------------------------------------------------------------------------------------------------------------------
Sandra L. Manzke,          1998   373,000          310,000     -          -             -          -          -
Chief Executive Officer
                         --------------------------------------------------------------------------------------------
                           1997   362,000          135,000     -          -          35,000        -          -
                         --------------------------------------------------------------------------------------------
                           1996   262,500          325,000     -          -             -          -          -
---------------------------------------------------------------------------------------------------------------------
Robert I. Schulman,        1998   335,700          279,000     -          -             -          -       295,000
Chief Operating
Officer
                         --------------------------------------------------------------------------------------------
                           1997   326,250          121,500     -          -          25,000        -          -
                         --------------------------------------------------------------------------------------------
                           1996   236,250          292,500     -          -             -          -          -
---------------------------------------------------------------------------------------------------------------------
Bruce D. Ruehl, Senior     1998   150,000          150,000     -          -           4,000        -          -
Vice President and
Director of Manager
Research for TPI
                         --------------------------------------------------------------------------------------------
                           1997   140,000          100,000     -          -          10,000        -          -
                         --------------------------------------------------------------------------------------------
                           1996    85,000           55,000     -          -             -          -          -
---------------------------------------------------------------------------------------------------------------------
Stephen T. Clayton         1998   130,000           65,000     -          -           2,500        -       12,650
Chief Financial Officer
                         --------------------------------------------------------------------------------------------
                           1997   120,000           50,000     -          -          10,000        -          -
                         --------------------------------------------------------------------------------------------
                           1996   110,000           32,500     -          -             -          -          -
---------------------------------------------------------------------------------------------------------------------
Suzanne S. Hammond,        1998   107,000           20,000     -          -           2,000        -          -
Secretary and Treasurer
                         --------------------------------------------------------------------------------------------
                           1997   100,417           14,000     -          -             -          -          -
                         --------------------------------------------------------------------------------------------
                           1996    85,000            7,000     -          -             -          -          -
---------------------------------------------------------------------------------------------------------------------


(a) On December 9, 1998, the Company entered into an amendment to Ms. Manzke's employment agreement dated September 15, 1995. Under the terms of the amended agreement which expires on December 31, 1999, Ms. Manzke is entitled to receive a minimum annual base salary of $380,000. In addition, Ms. Manzke may receive incentive compensation to be determined by the Board of Directors. On December 9, 1998, the Company entered into an amendment to Mr. Schulman's employment agreement dated April 22, 1994. Under the terms of this amended agreement which expires on December 31, 1999, Mr. Schulman is entitled to receive minimum annual base compensation of $342,000. In addition, Mr. Schulman must receive incentive compensation equal 90% of the incentive compensation paid to Ms. Manzke in any year.

(b) A portion of the bonuses for Ms. Manzke, Mr. Ruehl, Mr. Clayton and Ms. Hammond, which accrued in 1997 were actually paid in 1998. These amounts were $150,000, $20,000, $12,000 and $6,000, respectively. In addition, a portion of the bonuses for Ms. Manzke and Mr. Schulman which accrued in 1996 were actually paid in 1997. These amounts were $75,000 and $67,500, respectively.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Presented below is information with respect to unexercised stock options to purchase the Company's Class B Common Stock held by each Named Officer as of December 31, 1998.



                                                              Number of
                                                              Securities       Value of
                                                              Underlying       Unexercised In-
                                                              Unexercised      the-Money Options
                                                              Options at       at December 31,
                                                              December 31,     1998
                                                              1998 (#)         ($)
                           Shares Acquired on   Value         Exercisable/     Exercisable/
Name                       Exercise (#)         Realized ($)  Unexercisable    Unexercisable
------------------------------------------------------------------------------------------------
Sandra L. Manzke                   -                -          17,500/17,500   $74,400/$74,400

Robert I. Schulman              125,000          $295,000      162,500/12,500  $990,600/$53,100

Bruce D. Ruehl                     -                -           6,000/8,000    $21,300/$21,300

Stephen T. Clayton               5,000           $12,650        10,625/6,875   $51,300/$21,300

Suzanne S. Hammond                 -                -            500/1,500          --/--


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

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements.

          The Company and Sandra L. Manzke, the Company's Chairman of the Board and Chief Executive Officer, entered into an amended employment agreement pursuant to which Ms. Manzke is entitled to a minimum base salary of $380,000 per annum. She is also entitled to a bonus as determined by the Board of Directors. Ms. Manzke's employment may be terminated due to illness, disability or other incapacity such that she is unable to perform her duties for a period of ninety (90) consecutive days. If her employment is so terminated, she will be entitled to receive her base salary and accrued bonus until December 31, 1999. In the event of her death, her right to compensation will cease.

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

          Robert I. Schulman, the President and Chief Operating Officer of the Company, entered into an amendment, as of December 9, 1998, to his employment agreement. The amended agreement expires on December 31, 1999 and will be automatically renewed from year to year unless either party terminates it in a timely manner. Mr. Schulman is entitled to a minimum base salary of $342,000 plus a bonus as the Board of Directors may determine; provided, however, that in no event will Mr. Schulman's base salary in any year be less than 90% of the base salary payable to Ms. Manzke for such year and in no event will Mr. Schulman's bonus be less than 90% of the incentive compensation payable to Ms. Manzke in such year. If Mr. Schulman is disabled or his employment is terminated by the Company without cause or by him with cause, then he will be entitled to receive his base salary and accrued bonus until December 31, 1998. In the event his employment is terminated by the Company with cause or by him without cause, or in the event of his death, his right to compensation will cease upon the date of termination or death.

          Upon executing his employment agreement in 1994, Mr. Schulman was granted options to purchase 275,000 shares of the Company's Class B Common Stock at an exercise price of $1.75 per share, the then current fair market value of the Class B Common Stock. The options are fully vested and will expire on the anniversary of the grant date in 2001. During August 1998, Mr. Schulman exercised options to purchase and purchased 125,000 shares of Class B Common Stock. In the event Mr. Schulman's employment is terminated for any reason, including the expiration of the employment agreement, any unvested options will lapse; vested but unexercised options will remain outstanding and exercisable under the original terms and conditions, subject to an option in favor of TPI to purchase all of Mr. Schulman's stock no later than seven days after the date of termination for a per share price equal to the best bid price on the date of termination and the purchase price for each option shall be the greater of (i) $1.75 or (ii) the amount of the best bid price for a share of Common Stock on the date of termination less $1.75. Mr. Schulman has agreed that he will not dispose of the Class B Common Stock he acquires pursuant to the options or the unexercised options without first offering them to TPI for the per share price applicable in the case of the termination of his employment.

          On July 17, 1998, TIMI entered into an employment agreement with Robert Parnell, the President, Chief Operating Officer and Chief Investment Officer that expires on July 31, 2000. Under the terms of the agreement, Mr. Parnell is entitled to receive an annual salary of $125,000 for the period commencing August 1, 1998 and ending July 31, 1999 and $150,000 for the period commencing on August 1, 1999 and ending on July 31, 2000.

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

          As of December 31, 1998, options to purchase 150,000 shares, 5,000 shares and 61,666 shares of Class B Common Stock for $1.75, $2.00 and $3.75, respectively, were exercisable by the Company's directors and executives.

1998 Stock Option Plan

          On September 17, 1998, the Company's Board of Directors adopted, subject to shareholder approval, the Tremont Advisers, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of up to 200,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options and stock rights. The exercise price for incentive stock options shall not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall not be less than the minimum legal consideration required therefore under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The 1998 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards. As of December 31, 1998, 23,400 options have been granted at $8.00 per share under the 1998 Plan. These options have a five year term and will vest and become exercisable on the following schedule: 25% on the date of grant, 25% of the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant. At December 31, 1998, 5,850 options were exercisable by employees.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors, and by such members and by the Company's officers as a group, as well as certain other beneficial owners as of March 8, 1999. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed. The following information has been furnished to the Company or is based on Schedules 13D, or any amendments thereto, received by the Company as filed with the Commission.



Name and Address of                           Number of
Beneficial Owner                            Shares Owned                              % of

                                    Class A           Class B               Class A           Class B


Sandra L. Manzke (1)              183,600              390,076               14%                14%
555 Theodore Fremd Avenue
Rye, New York

Robert I. Schulman(2)               1,964              359,751                 *                 13
555 Theodore Fremd Avenue
Rye, New York

John L. Keeley, Jr. (3)            81,590              350,427                 6                 13
401 South LaSalle Street
Chicago, Illinois

Alan Rhein (4)                        -                 12,500                 -                  *
405 Park Avenue
New York, New York

Jimmy L. Thomas                       -                 45,000                 -                  2
1100 Wilson Boulevard
Arlington, VA  22234

Suzanne S. Hammond (5)                -                 24,332                 -                  *
555 Theodore Fremd Avenue
Rye, New York

Stephen T. Clayton (6)                759               31,792                 *                  1
555 Theodore Fremd Avenue
Rye, New York

Bruce D. Ruehl (7)                    201              107,370                 *                  4
555 Theodore Fremd Avenue
Rye, New York

Mario J. Gabelli (8)              569,039              196,695                44                  7
Gabelli Funds, Inc.
555 Theodore Fremd Avenue
Rye, New York

Lynch Corporation (9)                 -                116,189                 -                  4
8 Sound Shore Drive
Greenwich, CT

MGL Investments Ltd. (10)             -                817,365                 -                 29
One Logan Square
Suite 1400
Philadelphia, PA

Directors and Officers
as a group:                       268,114            1,321,248               20%                47%


*   Less than one percent.


                                        51

(1) Includes 10,000 shares of Class A Common Stock held by the Tremont Advisers, Inc., 401(k) Savings Plan for the benefit of Ms. Manzke. The 390,076 shares of Class B Common Stock include 43,425 shares held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Ms. Manzke and 17,500 shares represent certain stock options granted to Ms. Manzke by the Company that have vested.

(2) The shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Schulman. Of the 359,751 shares of Class B Common Stock, 162,500 shares represent certain stock options granted to Mr. Schulman by the Company that have vested and 8,454 shares are held by the Tremont Advisers, inc. 401(k) Savings Plan for the benefit of Mr. Schulman.

(3) The 81,590 shares of Class A Common Stock are beneficially owned by Mr. Keeley. Of the 350,427 shares of Class B Common Stock reported, 162,500 shares reported are beneficially owned by Mr. Keeley and include 20,000 shares held in the name of his wife, 10,000 shares held by the John L. Keeley Jr. Foundation, 35,000 shares held by the KIC Profit Sharing Plan & Trust for the benefit of Mr. Keeley for which Mr. Keeley is Trustee, and 35,000 shares held by the KIC Pension Plan & Trust for the benefit of Ms. Keeley and for which Mr. Keeley is Trustee and 2,500 shares represent certain stock options granted to Mr. Keeley by the Company that have vested. Of the remaining 85,426 shares of Class B Common Stock, 65,712 shares are owned by Kamco Limited Partnership No. 1 ("KLP") and 19,714 shares held by JGJ Partnership of which Mr. Keeley is a partner. Mr. Keeley is the sole general partner of KLP, an investment partnership organized under the laws of Illinois. Mr. Keeley is deemed to have a beneficial ownership of securities owned beneficially by each of the foregoing entities.

(4) The 12,500 shares of Class B Common Stock represent certain stock options granted to Mr. Rhein by the Company that have vested.

(5) Of the 24,332 shares of Class B Common Stock beneficially owned by Ms. Hammond, 1,500 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Ms. Hammond and 500 shares represent certain stock options granted to Ms. Hammond that have vested.

(6) The 759 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton. Of the 31,792 shares of Class B Common Stock, 10,625 shares represent certain stock options granted to Mr. Clayton by the Company that have vested, 3,666 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton and
3,500 shares are held in the name of his wife, for which Mr. Clayton specifically disclaims beneficial ownership.

(7) The 201 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl. Of the 107,370 shares of Class B Common Stock, 1,370 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl and 6,000 shares represent certain stock options granted to Mr. Ruehl by the Company that have vested.

(8) Includes 325,385 shares of Class A Common Stock and 2,267 shares of Class B Common Stock owned by family trusts or partnerships over which Mr. Gabelli has sole voting power and investment power. Does not include shares listed elsewhere in this table which are held by Lynch Corporation ("Lynch"), of which Mr.
Gabelli specifically disclaims beneficial ownership. Mr. Gabelli is the principal shareholder, as well as the Chairman of the Board and Chief Executive Officer, of Gabelli Funds, Inc. ("GFI"), a registered investment adviser under the Investment Advisers Act of 1940, as amended and the ultimate parent company for a variety of operating companies engaged in various aspects of the securities business, including GAMCO Investors, Inc. ("GAMCO"), a wholly-owned subsidiary of GFI and a registered investment adviser; Gabelli Securities, Inc. ("GSI"), a majority-owned subsidiary of GFI; and Gabelli & Company, Inc.
("Gabelli & Company"), a wholly-owned subsidiary of GSI and a registered broker-dealer. Mr. Gabelli is also Chairman of the Board and Chief Executive Officer of GAMCO and a registered representative of Gabelli & Company. GFI, GAMCO, GSI and Gabelli & Company are herein referred to as "affiliates" of Mr. Gabelli. Acting in these capacities, Mr. Gabelli has the authority for making voting and investment decisions on behalf of the affiliates and, therefore, may be deemed to be the beneficial owner of shares of the Company owned by or held in accounts of such affiliates. Of the remaining 243,654 shares of Class A Common Stock owned by Mr. Gabelli and affiliates of Gabelli, 42,000 shares are held by Gabelli Securities, Inc. and 105,275 shares are held by shareholders of Gabelli Funds, Inc. (including Mr. Gabelli), which shares are subject to a stockholders agreement appointing Mr. Gabelli a proxy with voting power until June 2001.

     (9) Mr. Gabelli is Chairman of the Board and Chief Executive Officer of Lynch, and he and his affiliates and their clients are principal shareholders of Lynch. Mr. Gabelli may be deemed to be a beneficial owner of the shares of the Company owned by Lynch by virtue of his and certain affiliated parties' significant beneficial ownership of the common stock of Lynch. Mr. Gabelli, however, specifically disclaims beneficial ownership of all of the shares of the Company's Common Stock held by Lynch.

     (10) In July 1997, Mutual Risk Management ("MRM"), an international risk management company, indirectly acquired an equity interest in the Company. In July 1997, MGL Investments Ltd. ("MGL"), a wholly-owned subsidiary of MRM, purchased 615,000 shares of outstanding Class B Common Stock at a price of $3.75 per share pursuant to a tender offer. In addition, the Company simultaneously sold MGL 202,365 shares of Class B Common Stock at a price of $3.75 per share. As a result of these transactions, MRM then indirectly owned, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock.

Item 12. Certain Relationships and Related Transactions.

Certificate of Incorporation Amendment

          On August 7, 1998, the Company amended its Certificate of Incorporation increasing the authorized number of shares of Class B Common Stock, $.01 par value per share, from five million (5,000,000) shares to ten million (10,000,000) shares. The amendment also provided that Class A Common Stock, $.01 par value per share, be convertible, at the option of the holder thereof, into an equivalent number of shares of Class B Common Stock, $.01 par value per share.

1998 Stock Option Plan

          On September 17, 1998, the Company's Board of Directors adopted, subject to shareholder approval, the Tremont Advisers, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of up to 200,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options and stock rights. The exercise price for incentive stock options shall not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall not be less than the minimum legal consideration required there fore under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The 1998 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards. As of December 31, 1998, 23,400 options were granted at $8.00 per share under the 1998 Plan. These options have a five year term and will vest and become exercisable on the following schedule: 25% on the date of grant, 25% of the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant. At December 31, 1998, 5,850 options were exercisable by employees.

New Subsidiaries

          The Company, with a joint venture partner, formed Tremont Investment Management, Inc. ("TIMI"). TIMI, 65% owned by the Company, is registered with the Ontario Securities Commission in the categories of investment counsel and portfolio manager and as a limited market dealer under the Securities Act (Ontario).

          On July 14, 1998, the Company formed Tremont Futures, Inc. ("TFI"). TFI is registered with the Commodity Futures Trading Commission and the National Futures Association as a commodity pool operator and commodity trading advisor.

Business Combination

          On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS Management Limited ("TASS"), a London, England
- based company specializing in the sale of electronic databases. Tremont issued 190,477 shares of its Class B Common Stock in exchange for the TASS common shares. TASS thus became another of the Company subsidiaries, although its preferred stock will not be owned by the Company. TASS serves a large institutional client base whose subscribers include money center banks, investment banks, private banks, central banks, foundations, endowments, insurance companies, prime brokers, family offices, academics, government agencies and high-net worth individuals. The transaction will be accounted for using the purchase method of accounting. Accordingly, the excess of cost over the fair market value of net assets acquired (approximately $1.7 million) will be amortized on a straight line basis over a ten year period. The operations of TASS will be included in the consolidated statement of operations from the date of closing. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights.

Class B Common Stock Sale

     In July 1997, MRM indirectly acquired an equity interest in the Company and MGL Investment Ltd. ("MGL"), a wholly-owned subsidiary of MRM, acquired 615,000 shares of outstanding Class B Common Stock, par value $0.01 at a price of $3.75 per share pursuant to a tender offer. In addition, the Company sold MGL 202,365 shares of Class B Common Stock at $3.75 per share. As a result of these transactions, MRM then indirectly owned, through MGL, a number of shares of Class B Common Stock equal to 20% of the aggregate outstanding shares of the Company's Class A Common Stock and Class B Common Stock.

Class B Options

          During May and June 1997, options to purchase 20,000 shares and 145,000 shares, respectively, of Class B Common Stock were granted to the directors and certain executive employees at $3.75 per share. At September 30, 1997, 13,334 options lapsed due to an employee's termination of employment. The remaining options have vested or will vest and become exercisable on the following schedule: 25% on the date of the grant, 25% on the first anniversary of the grant and 50% on the second anniversary of the grant. In the event a director or employee ceases to serve as such, the Company has the option, exercisable no later than seven days after the date of termination of the relationship, to purchase all of the director's or employee's vested options. The purchase price for each share of Class B Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $3.75, or (ii) the amount of the best bid price for a share of Class B Common Stock on the date of such termination less $3.75.

Joint Venture Investments

          Tremont International Insurance, Ltd. ("TIIL"), is a Cayman Island corporation that offers deferred variable annuities, variable life insurance and other insurance contracts to customers who are not resident in the Cayman Islands. TIIL had been a joint venture between TBL and Anglo-Dutch. Effective July 1, 1997, Mutual Risk Management ("MRM"), an international risk management company, purchased 51% of TIIL's issued share capital. Simultaneously, TBL sold 0.4% of TIIL's issued share capital to Anglo-Dutch. As a result of these transactions, TBL's interest has been reduced to 24.5% of TIIL's issued share capital. TBL, MRM and Anglo-Dutch formed Tremont MRM Services Limited ("TMRM"), a Bermuda company to provide product development, marketing and administrative services to TIIL. TBL owns a 40% interest in TMRM.

Partnership Contributions and Withdrawals

     TPI is a limited, as well as general, partner of The Broad Market Fund, L.P. TPI, as a limited partner, made a capital contribution of $550,000 in 1997 and, in that capacity, received a distribution of $550,000 from the partnership.

          Effective September 1, 1998, American Masters Market Neutral Fund, L.P. ("AMF") became the newest addition to the Company's line of proprietary products. This domestic multi-manager limited partnership was formed to achieve long term capital appreciation irrespective of stock market volatility. TFI is its general partner and, as such, is involved in its day-to-day management. AMF will pay TFI a monthly management fee based on the net asset value of the partnership as of the end of each month. At December 31, 1998, TFI had invested $614,600 in AMF, which amount represents 54.7% of AMF's net assets.

          At December 31, 1998, TPI as general partner of The F.W. Thompson Fund, L.P., closed the fund and, in connection therewith, made a withdrawal of $79,200.

Selection of Investment Advisers

          As part of its services rendered, and in its capacity as investment consultant to various clients, the Company monitors and evaluates the performance of investment managers for clients based on a criteria of matching the objectives of the clients with the investment characteristics of an investment manager. Based on such monitoring and evaluation, the Company recommends the selection, continuation or termination of an investment manager to the Company's clients. The final decision is made by the client. In certain instances, clients have requested that affiliates of the Company act as investment manager. GAMCO, an affiliate of Mario J. Gabelli, one of the Company's principal shareholders, was selected to be one of the investment managers, along with others, to one of the Company's consulting clients upon the recommendation of TPI or TBL. Such recommendation was made based on an evaluation of all relevant factors by TPI or TBL.

          In the future, the Company may enter into transactions with its directors, officers, stockholders of 5% of its Common Stock or affiliates of Mr. Gabelli, but will do so only if the terms of such transactions are no less favorable to the Company than could be obtained by the Company from unaffiliated third parties.

Payment from Officer

          Ms. Manzke paid $200,000 to the Company in 1998. Ms. Manzke had advised the Company that she had provided consulting services for a fee to a principal of an investment fund for which a subsidiary of the Company then currently performed services. Ms. Manzke believed that her services were not within the scope either of her employment or the Company's business activities, but advised the Company that she will no longer render individual or independent services to such principal.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)      Documents filed as part of this report:

         1. The following consolidated financial statements of the Company are included in Item 7:

         Report of Independent Auditors.......................................21
         Consolidated Balance Sheets as of December 31, 1998 and 1997.........23
         Consolidated Statements of Income for the years ended
            December 31, 1998 and 1997........................................24
         Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 1998 and 1997........................................25
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1998 and 1997........................................26
         Notes to Consolidated Financial Statements...........................27

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

         3.4 Amendment to the Certificate of Incorporation of the Company, Dated August 6, 1998.

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

         10.22 Letter Agreement dated October 25, 1993, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29,
                   1994).

         10.27 Lease between First Properties of Bermuda Ltd. and Tremont (Bermuda) Limited, dated February 23, 1994 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

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

         10.38 Amendment, dated December 13, 1996, to Lease between First Properties of Bermuda Ltd. and Tremont ("Bermuda") Limited dated February 23, 1994. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.39 Lease between Gateside - Rye Company and the Company dated April 18, 1997. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
                   1998).

         10.40 Stock Option Agreement dated May 15, 1997 between the Company and Stephen T. Clayton. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.41 Stock Option Agreement dated May 15, 1997 between the Company and Bruce D. Ruehl. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
                   1998).

         10.42 Master Agreement dated as of June 5, 1997 among the Company, Tremont Bermuda Limited, Tremont International Insurance Ltd., Mutual Risk Management (Holdings) Ltd., MGL Investments Ltd., Hemisphere Management Limited and The Anglo-Dutch Insurance Company Limited. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.43 Stock Purchase Agreement dated as of June 5, 1997 between the Company and MGL Investments Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.44 Stock Option Agreement dated June 12, 1997 between the Company and Sandra L. Manzke. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.45 Stock Option Agreement dated June 12, 1997 between the Company and Robert I. Schulman. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.46 Stock Option Agreement dated June 12, 1997 between the Company and John L. Keeley, Jr. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.47 Stock Option Agreement dated June 12, 1997 between the Company and Alan A. Rhein. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.48 Stock Option Agreement dated June 12, 1997 between the Company and Jimmy L. Thomas. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.49 Stock Purchase Agreement dated as of July 1, 1997 between Tremont MRM Services Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
                   1998).

         10.50 Shareholders' Agreement dated as of July 1, 1997 among Tremont MRM ServicesLimited, Tremont (Bermuda) Limited, The Anglo-Dutch Insurance Company Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

         10.53 Tremont Advisers, Inc. 1998 Stock Option Plan (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998)

         10.54 Shareholder's Agreement dated as of July 17, 1998, by and among Tremont Advisers, Inc., Robert J. Parnell and Tremont Investment Management, Inc. (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998).

         10.55 Employment Agreement, dated as of July 17, 1998 between Tremont Investment Management and Robert Parnell.

         10.56 Amendment to Employment Agreement dated as of December 9, 1998, between the Company and Sandra L. Manzke.

         10.57 Amendment to Employment Agreement dated as of December 9, 1998, between the Company and Robert I. Schulman.

         10.58 Agreement and Plan of Reorganization, dated as of March 8, 1999 by and among Tremont Advisers, Inc., Tass Management Limited and Nicola Meaden, Laurence Huntington Taylor, II, Colin Myers, Norma Smith and Valerie Benard.

         10.59 Registration Rights Agreement, dated as of March 11, 1999 by and among Tremont Adviers, Inc. and Nicola Meaden, Laurence Huntington Taylor, II, Valerie Benard, Colin Myers and Norma Smith.

         10.60 Employment Agreement, dated as of March 11, 1999, by and between Tremont Advisers, Inc. and Laurence Huntington (Hunt) Taylor, II.

         10.61 Employment Agreement, dated as of march 11, 1999, by and among Tass Management Limited, Tremont Advisers, Inc. and Nicola Meaden.

         10.62 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisors, Inc. and Laurence Huntington Taylor, III.

         10.63 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisers, Inc. and Nicola Meaden.

         21.1 Subsidiaries of the Company (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998).

         23.1      Consent of Ernst & Young LLP, independent auditors.

         23.2      Consent of Goldstein Golub Kessler LLP, independent auditors.

         27.0      Financial Data Schedule


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

Dated: March 19, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                Title                                                    Date

/s/ Sandra L. Manzke                     Chairman of the Board and                            March 19, 1999
Sandra L. Manzke                         Chief Executive Officer



/s/ Robert I. Schulman                   President; Chief Operating                           March 19, 1999
Robert I. Schulman                       Officer and Director



/s/ John L. Keeley, Jr.                  Director                                             March 19, 1999
John L. Keeley, Jr.



/s/ Richard O'Brien                      Director                                             March 19, 1999
Richard O'Brien



/s/ Alan A. Rhein                        Director                                             March 19, 1999
Alan A. Rhein



/s/ Jimmy L. Thomas                      Director                                             March 19, 1999
Jimmy L. Thomas


/s/ Suzanne S. Hammond                   Secretary & Treasurer                                March 19, 1999
Suzanne S. Hammond


/s/ Stephen T. Clayton                   Chief Financial Officer                              March 19, 1999
Stephen T. Clayton


                                                   EXHIBIT INDEX



         3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16,
                   1991)

         3.2 By-Laws of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991)

         3.3 Amendment to the Certificate of Incorporation of the Company, dated December 23, 1993 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994)

         3.4       Amendment to the Certificate of Incorporation of the Company,
                   dated August 6, 1998...................................... 66

         4.1 Specimen representing the Rights Certificate of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991)

         4.2 Specimen representing the Class A Common Stock, $0.01 par value, of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991)

         10.9 Consulting Services Agreement dated as of May 1, 1991, between Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991)

         10.22 Letter Agreement dated October 25, 1993, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29,
                   1994)

         10.27 Lease between First Properties of Bermuda Ltd and Tremont (Bermuda) Limited, dated February 23, 1994 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994)

         10.29 Consulting Services Agreement between Omega Overseas Partners, Ltd. and Tremont (Bermuda) Limited dated April 1, 1994 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994)

         10.30 Employment Agreement dated April 22, 1994 between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12,
                   1994)

         10.31 Stock Option Agreement dated April 22, 1994 between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994)

         10.33 Stock Option Agreement dated December 15, 1994 between the Company and Stephen T. Clayton (incorporated herein by reference to the Company's Registration Statement No. 33-89966 on Form S-1 and Post-Effective Amendment No. 1 to Registration Statement No. 33-81438 on Form S-1 filed with the Commission on March 3, 1995)

         10.34 Employment Agreement dated September 25, 1995 between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995)

         10.38 Amendment, dated December 13, 1996, to Lease between First Properties of Bermuda Ltd. and Tremont (Bermuda) Limited dated February 23, 1994. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.39 Lease between Gateside-Rye Company and the Company dated April 1, 1997. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
                   1998)

         10.40 Stock Option Agreement dated May 15, 1997 between the Company and Stephen T. Clayton. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.41 Stock Option Agreement dated May 15, 1997 between the Company and Bruce D. Ruehl. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
                   1998)

         10.42 Master Agreement dated as of June 5, 1997 among the Company, Tremont Bermuda Limited, Tremont International Insurance Ltd., Mutual Risk Management (Holdings) Ltd., MGL Investments Ltd., Hemisphere Management Limited and The Anglo-Dutch Insurance Company Limited. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.43 Stock Purchase Agreement dated as of June 5, 1997 between the Company and MGL Investments Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.44 Stock Option Agreement dated June 12, 1997 between the Company and Sandra L. Manzke. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.45 Stock Option Agreement dated June 12, 1997 between the Company and Robert I. Schulman. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 18, 1998)

         10.46 Stock Option Agreement dated June 12, 1997 between the Company and John L. Keeley, Jr. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 18, 1998)

         10.47 Stock Option Agreement dated June 12, 1997 between the Company and Alan A. Rhein. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.48 Stock Option Agreement dated June 12, 1997 between the Company and Jimmy L. Thomas. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.49 Stock Purchase Agreement dated as of July 1, 1997 between Tremont MRM Services Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
                   1998)

         10.50 Shareholders' Agreement dated as of July 1, 1997 among Tremont MRM Services Limited, Tremont (Bermuda) Limited, The Anglo-Dutch Insurance Company Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.53 Tremont Advisers, Inc. 1998 Stock Option Plan (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998). (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998)

         10.54 Shareholder's Agreement dated as of July 17, 1998, by and among Tremont Advisers, Inc., Robert J. Parnell and Tremont Investment Management, Inc. (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998)

         10.55     Employment  Agreement  dated  as of  July  17,  1998  between
                   Tremont Investment Management and Robert Parnell.......... 72

         10.56     Amendment  to  Employment  Agreement  dated as of December 9,
                   1998,between the Company and Sandra L. Manzke............. 84

         10.57     Amendment  to  Employment  Agreement  dated as of December 9,
                   1998, between the Company and Robert I. Schulman.......... 85

         10.58 Agreement and Plan of Reorganization, dated as of March 8, 1999 by and among Tremont Advisers, Inc., Tass Management Limited and Nicola Meaden, Laurence Huntington Taylor, II,
                   Colin Myers, Norma Smith and Valerie Benard............... 86

         10.59 Registration Rights Agreement, dated as of March 11, 1999 by and among Tremont Adviers, Inc. and Nicola Meaden, Laurence Huntington Taylor, II, Valerie Benard, Colin Myers
                   and Norma Smith.......................................... 191

         10.60 Employment Agreement, dated as of March 11, 1999, by and between Tremont Advisers, Inc. and Laurence Huntington (Hunt)
                   Taylor, II............................................... 209

         10.61 Employment Agreement, dated as of march 11, 1999, by and among Tass Management Limited, Tremont Advisers, Inc. and
                   Nicola Meaden............................................ 233

         10.62 Stock Optoin and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisors, Inc. and Laurence
                   Huntington Taylor, III................................... 258

         10.63 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisers, Inc. and Nicola
                   Meaden................................................... 288

         21.1 Subsidiaries of the Company (incorporated herein by reference to the Company's Form 10 QSB/A1 filed with the Commission on November 30, 1998)

         23.1      Consent of Ernst & Young LLP, independent auditors....... 318

         23.2      Consent of Goldstein Golub Kessler LLP, independent
                   auditors................................................. 319

         27.0      Financial Data Schedule.................................. 320

                              Exhibit 3.4


                       CERTIFICATE OF AMENDMENT
                                  OF
                  RESTATED CERTIFICATE OF INCORPORATION
                                  OF
                         TREMONT ADVISERS, INC.

                    Under Section 242 of the Delaware
                        General Corporation Law



     The undersigned, Sandra L. Manzke, the Chairman of the Board of Directors of Tremont Advisers, Inc., a Delaware corporation (the "Corporation"), hereby certifies that:

     1. The name of the Corporation is Tremont Advisers, Inc.

     2. The Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on September 28, 1987 under the name Lynch Asset Management Corporation, and thereafter amended to reflect a change in the Corporation's name to Tremont Advisers, Inc. on October 8, 1991.

     3. Article "FOURTH" of the Restated Certificate of Incorporation of the Corporation is hereby amended to read in its entirety as follows:

        FOURTH: The aggregate number of shares of all classes of capital stock which the Corporation shall have the authority to issue is 16,000,000 shares of capital stock, of which amount 1,000,000 shares shall be designated Preferred Stock, $1.00 par value; 5,000,000 shares shall be designated Class A Common Stock, $0.01 par value; and 10,000,000 shares shall be designated Class B Common Stock, $0.01 par value. All cross references in each part of this Article FOURTH refer to other paragraphs in such part unless otherwise indicated.

        Preferred Stock.

              The Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Corporation is hereby expressly authorized to provide, by resolution or resolutions duly adopted by it prior to issuance, for the creation of each such series and to fix the designation and the powers, preferences, rights, qualifications, limitations and restrictions relating to the shares of each such series. The authority of the Board of Directors with respect to each series of Preferred Stock shall include, but not be limited to, determining the following:

              (a) the designation of such series, the number of shares to constitute such series and the stated value if different from the par value thereof;

              (b) whether the shares of such series shall have voting rights, in addition to any voting rights provided by law, and, if so, the terms of such voting rights, which may be general or limited;

              (c) the dividends, if any, payable on such series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, and the preference or relation which such dividends shall bear to the dividends payable on any shares of stock of any other class or any other class or any other series of Preferred Stock;

              (d) whether the shares of such series shall be subject to redemption by the Corporation, and, if so, the times, prices and other conditions of such redemption;

              (e) the amount or amounts payable upon shares of such series upon, and the rights of the holders of such series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Corporation;

              (f) whether the shares of such series shall be subject to the operation of a retirement or sinking fund and, if so, the extent to and the manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or other corporate purposes and the terms and provisions relating to the operation thereof;

              (g) whether the shares of such series shall be convertible into, or exchangeable for, shares of stock of any other class or any other series of Preferred Stock or any other securities and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;

              (h) the limitations and restrictions, if any, to be effective while any shares of such series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Corporation of, the Common Stock or shares of stock of any other class or any other series of Preferred Stock;

              (i) the conditions or restrictions, if any, upon the creation of indebtedness of the Corporation or upon the issue of any additional stock, including additional shares of such series or of any other series of Preferred Stock or of any other class; and

              (j) any other powers, preferences and relative, participating, optional and other special rights, and any qualifications, limitations and restrictions, thereof.

              The powers, preferences and relative participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. All shares of any one series of Preferred Stock shall be identical in all respects with all other shares of such series, except that shares of any one series issued at different times may differ as to the date from which dividends thereof shall be cumulative.

        Class A and Class B Stock.

              The powers, preferences and rights of the shares of Class A Common Stock and the Class B Common Stock, and the qualifications, limitations or restrictions thereof are as follows:

                  1.       Dividends

              Following the preference distribution of dividends to holders of outstanding shares of Preferred Stock, the record holders of shares of Class A Common Stock and Class B Common Stock shall be entitled to receive such dividends and distributions, payable in cash or otherwise, as may be declared thereon by the Board of Directors from time to time out of the assets or funds of the Corporation legally available therefor; provided, however, that no such dividend or distribution shall be declared or paid unless the holders of both classes receive the same per share dividend, payable in the same amount and type of consideration, as if such classes constituted a single class, except that in the event that any dividend is declared that is payable in shares of Class A Common Stock or Class B Common Stock, such dividend shall be declared and paid at the same rate per share with respect to the Class A Common Stock and Class B Common Stock, and the dividend payable on shares of Class A Common Stock shall be payable only in shares of Class A Common Stock and the dividend payable on shares of Class B Common Stock shall be payable only in shares of Class B Common Stock.

                  2.       Liquidation

              (a) In the event of a liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, following the payment of all indebtedness and any applicable preferential distribution to the holders of the outstanding shares of Preferred Stock:

              (i) the holders of Class A Common Stock shall be entitled to receive an amount, in cash and/or other property, equal to $.40 per share; provided, however, that in the event the available assets of the Corporation are not sufficient to pay in full the holders of the Class A Common Stock the amounts to which they are entitled pursuant hereto, then each share of Class A Common Stock shall share ratably in the assets available for distribution to them; whereupon thereafter

              (ii) the holders of the Class B Common Stock shall be entitled to receive an amount, in cash and/or other property, equal to $.40 per share; provided, however, that in the event the available assets of the Corporation are not sufficient to pay in full the holders of the Class B Common Stock the amounts to which they are entitled pursuant hereto, then each share of Class B Common Stock shall share ratably in the assets available for distribution to them; whereupon thereafter

              (iii) all of the remaining assets of the Corporation shall be distributed in equal amounts per share to the record holders of the Class A Common Stock and Class B Common Stock, as if such classes constituted a single class.

              (b) The amounts distributable with respect to each share of Class A Common Stock and Class B Common Stock pursuant to (a)(i) and (a)(ii) above, respectively, shall be appropriately adjusted to take into account the effect of any stock split, stock dividend, subdivision of shares, or combination of shares into a smaller number of shares, with respect to either or both Classes of such Common Stock.

                  3.       Conversion of Class A Common Stock

              (a) Each holder of Class A Common Stock shall be entitled,  at any time and from time to time on or after August 15, 1998 to convert all or a portion of the shares of Class A Common Stock held by it into an equal number of shares of Class B Common Stock. Each conversion of shares of Class A Common Stock into shares of Class B Common Stock shall be effected by the surrender of the certificate or certificates representing the shares of Class A Common Stock to be converted at the principal office of the Corporation (or such other office or agency of the Corporation as the Corporation may designate by notice in writing to the holder or holders of the Class A Common Stock) at any time during its usual business hours, together with written notice by the holder of such Class A Common Stock stating that such holder desires to convert the shares, or a stated number of shares, of Class A Common Stock represented by such certificate or certificates into Class B Common Stock, which notice shall also state the name or names (with addresses) and denominations in which the certificate or certificates for Class B Common Stock shall be issued and shall include instructions for delivery thereof. Promptly after such surrender and the receipt of such written notice, the Corporation shall issue and deliver in accordance with such instructions the certificate or certificates for the Class B Common Stock issuable upon such conversion. Such conversion to the extent permitted by law shall be deemed to have been affected as of the close of business on the date on which such certificate or certificates shall have been surrendered and such notice shall have been received, and at such time the rights of the holder of such Class A Common Stock (or specified portion thereof) as such holder shall cease and the person or persons in whose name or names the certificate or certificates for shares of Class B Common Stock are to be issued upon such conversion shall be deemed to have become the holder or holders of record of the shares of Class B Common Stock represented thereby.

              (b) Shares of Class A Common Stock which are converted into shares of Class B Common Stock as provided herein shall not be reissued.

              (c) The Corporation will at all times reserve and keep available out of its authorized but unissued shares of Class B Common Stock or its treasury shares, solely for the purposes of issue upon the conversion of the Class A Common Stock as provided in this paragraph 3, such number of shares of Class B Common Stock as shall then be issuable upon the conversion of all the then outstanding shares of Class A Common Stock. The Corporation will take all such action as may be necessary to assure that all such shares of Class B Common Stock may be so issued without violation of any applicable law or regulation or any requirements of any domestic stock exchange upon which shares of Class B Common Stock may be listed.

                  4.       Voting Rights

             The holders of shares of Class A Common Stock shall vote together with the holders of shares of Class B Common Stock as a single voting group; provided, however, that, with respect to each matter properly brought before the shareholders for their consideration and vote, including, without limitation, the election of directors, each record holder of shares of Class A Common Stock shall have four (4) votes for each such share held of record in his name on the stock transfer records of the Corporation and each record holder of shares of Class B Common Stock shall have one (1) vote for each such share held of record in his name on the stock transfer records of the Corporation.

     5. Pre-Emptive Rights. The holders of Class A Common Stock and Class B Common Stock shall have no pre-emptive rights.

     4. The foregoing amendment was authorized by the Board of Directors, followed by authorization by a statutory majority of stockholders who, through their own written consent, approved and authorized this same amendment.

     IN WITNESS WHEREOF, the undersigned has signed this Amendment to the Restated Certificate of Incorporation and affirms that the statements made herein are true under penalties of perjury this ____ day of August, 1998.



                                                       _________________________
                                                        Sandra L. Manzke
                                                        Chairman of The Board
ATTEST:

_________________________
Suzanne Hammond
Secretary

                         Exhibit 10.55


                              EMPLOYMENT AGREEMENT


         MEMORANDUM OF AGREEMENT (the "Agreement") made as of this 17th day of July, 1998.


         BETWEEN:

                           Tremont Investment Management, Inc., a
                           company organized under the laws of the
                           Province of Nova Scotia and the laws of Canada as applicable therein hereinafter called "the Corporation"

         AND:

                           Robert J. Parnell

                           hereinafter called "Parnell"


          WHEREAS, Tremont Advisers, Inc., a Delaware (United States) Corporation with offices at 555 Theodore Fremd Avenue, Rye, New York 10580 U.S.A. ("Tremont") and Parnell, residing at 230 Guildwood Parkway, Toronto, Ontario M1E 1P7 Canada, have entered into a Joint Venture Agreement (the "Joint Venture") dated as of June 5, 1998;

          WHEREAS, the Joint Venture stipulated for Tremont and Parnell, or their respective affiliates, to cause the Corporation to be organized and in accordance with which Tremont and Parnell are the sole shareholders of the Corporation;

          WHEREAS, in accordance with the Joint Venture, the Corporation wishes to hire and retain the services of Parnell as an employee of the Corporation in the capacities of President, Chief Operating Officer and Chief Investment Officer;

          WHEREAS, Parnell wishes to serve the Corporation in the capacities of President, Chief Operating Officer and Chief Investment Officer; and

          WHEREAS, Tremont, Parnell and the Corporation have entered into and executed a shareholders' agreement of even date herewith (the "Shareholders Agreement") for the purposes of, among other things, providing for the management of the Corporation and which refers to this Agreement therein.

                            Statement of Agreement

          NOW, THEREFORE, in consideration of the premises and of the mutual covenants contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

          1. Employment. The Corporation hereby employs Parnell, and Parnell hereby accepts such employment, upon the terms and conditions set forth in this Agreement.

          2. Term of Employment. Parnell's employment under this Agreement shall commence as of the date hereof and continue for an initial term ending on July 31, 2000 (the "Initial Term"), which may be extended in the discretion of the board of directors of the Corporation (the "Board of Directors"), unless sooner terminated pursuant to Section 8 hereof.

          3. Duties.

          (a) The duties of Parnell shall be to serve as President, Chief Operating Officer and Chief Investment Officer of the Corporation and perform such other duties consistent with his positions, as may be required by the Corporation or the Board of Directors from time to time during the Initial Term hereof including, without limitation, the following:

               (i) manage the day-to-day operation and administration of the Corporation, including the hiring and firing of employees;

               (ii) devote 100% of his working time, attention and investment management efforts solely to the performance of the duties of his employment by the Corporation and no other business endeavor whatsoever;

               (iii) initiate and be available for sales presentations and client meetings;

               (iv) coordinate all activities of the Corporation with Tremont including, but not limited to, all financial audits and reporting requirements, marketing research, and administrative and operational matters;

               (v) supervise the year-end auditing process of the Corporation;

               (vi) participate in the design and development of new investment products;

               (vii) travel on behalf of the Corporation to the extent required by his position and responsibilities;

               (viii) report to the President and Chief Operating Officer of Tremont, (presently Robert Schulman) at such times as the President and Chief Operating Officer shall require; and

               (ix) work in collaboration with Tremont with respect to the investment management of multi-manager and single-manager hedge fund products.

               (b) Loyal and Conscientious Performance. Parnell agrees that he shall devote his entire business time and energy to the performance of his duties hereunder and that to the best of his ability and experience he will at all times diligently and faithfully perform all the duties and obligations required of him by the terms of this Agreement.

          4. Expenses. The Corporation shall reimburse Parnell for all expenses reasonably incurred by Parnell in furtherance of Parnell's performance of his duties hereunder; provided that Parnell renders to the Corporation a complete and accurate accounting and documentation of all such expenses, and furnishes information adequate in the Corporation's judgment to permit deduction of such expenses on the income tax returns of the Corporation.

          5. Vacations. Parnell shall be entitled to four (4) weeks of vacation on a non- cumulative basis measured on an annual basis from the date of this Agreement. Parnell's vacation will be scheduled at such times as will least interfere with the business of the Corporation as determined in the reasonable judgment of the Corporation's Board of Directors (the "Board").

          6. Confidential and Proprietary Information.

          (a) Definition of Confidential Information. Parnell acknowledges and agrees that Confidential Information of the Corporation has been and will be imparted to him, which if disclosed by him or improperly used by them will result in harm to the Corporation. For the purposes of this Agreement, "Confidential Information" shall mean all trade secrets, sales and marketing information, operations material and memoranda, personnel records, client lists, pricing information, and financial information concerning or relating to the business, investment funds, accounts, customers, employees, and affairs of Corporation and contact persons and other information maintained by the Corporation, obtained by or furnished, disclosed or disseminated to Parnell, or obtained, assembled or compiled by Parnell or under his supervision during the course of his employment by the Corporation, and all physical embodiments of the foregoing, all of which are hereby agreed to be the property of and confidential to the Corporation, but Confidential Information shall not include any of the foregoing to the extent the same (i) is or becomes publicly known through no fault or breach of this Agreement, (ii) can be shown by written documentation to have been in the possession of the recipient party, free of any obligation to keep it confidential, (iii) has been independently developed by the recipient party, or (iv) constitutes residuals held in intangible form in the mind of Parnell.

          (b) Removal of Confidential Information. During the term of this Agreement and thereafter, Parnell shall not, without the Corporation's prior written authorization, remove or cause to be removed from the Corporation's premises any Confidential Information, or other material whatsoever, belonging to the Corporation for purposes other than for use in connection with authorized work Parnell performs for the Corporation.

          (c) Disclosure of Confidential Information. Parnell agrees that he will not, either while he is an employee of the Corporation or at any time after the termination of his employment with the Corporation, without the prior written consent of Corporation, disclose, except as required by law, or make available any Confidential Information to any person or entity, nor shall Parnell make or cause to be made, or permit or allow, either on Parnell's own behalf or on behalf of others, any use of such Confidential Information other than in the proper performance of Parnell's duties hereunder or as an employee. All Confidential Information shall be returned to the Corporation immediately upon request to this effect or immediately following the termination of Parnell's employment with the Corporation.

          7. Compensation.

          (a) Salary. During the Initial Term, for all the services to be rendered by Parnell in any capacity hereunder, Parnell shall be paid an annual salary (the "Salary") as follows:

               (i) U.S.$125,000.00 for the annual period commencing on the August 1, 1998 and ending on July 31, 1999; and

               (ii) U.S.$150,000.00 for the annual period commencing on August 1, 1999 and ending on July 31, 2000.

          Parnell's salary shall be paid at bi-weekly intervals and shall be subject to such employment insurance, Canada Pension Plan, withholding taxes and other payroll deductions as are required to be made by the laws of the Province of Ontario and the laws of Canada as applicable therein. Following the Initial Term, the renewal of the terms of Parnell's employment and compensation shall be determined by the Board of Directors of the Corporation; provided, however, that Parnell's annual salary shall not exceed U.S.$150,000 until such time as any and all redeemable preferred shares of the Corporation issued to Tremont in exchange for additional capital contributions, as contemplated in the Joint Venture and provided for in the Shareholders' Agreement have been redeemed in full.

          (b) Benefits. Parnell shall be entitled to full participation, on a basis commensurate with his position as President, Chief Operating Officer and Chief Investment Officer of the Corporation, in all comparable plans of life, accident, medical payment, health and dental insurance and salary continuation (pension) which are generally made available by Tremont to its senior executives.

         8.       Termination.

          (a) Termination by Consent. This Agreement may be terminated upon the mutual consent of the Corporation and Parnell for any reason or no reason.

          (b) Termination for Cause. The Corporation may terminate this Agreement for "cause", which, for the purposes of this Agreement, shall include
(i) Parnell's conviction for, or plea to a felony or an indictable offense or a crime involving moral turpitude; (ii) Parnell's commission of an act of personal dishonesty or breach of fiduciary duty involving personal profit in connection with Parnell's employment by the Corporation; (iii) Parnell's commission of an act involving fraud, willful misconduct or gross negligence in the conduct of his duties and responsibilities as an employee of the Corporation; (iv) the suspension or revocation of any licenses or similar regulatory approvals necessary for the operation of the business of the Corporation due to the conduct and/or activities of Parnell and which such suspension or revocation materially injures or damages the Corporation's business and reputation, or any other act or activities not enumerated in (i), (ii) and (iii) hereinabove, which have the effect of materially injuring or damaging the Corporation's business or reputation; or (v) a material breach by Parnell of any of the provisions of this Agreement, the Shareholders' Agreement or the Joint Venture unless remedied within thirty (30) days after written notice thereof is delivered to Parnell by the Corporation, if such breach is capable of remedy.

          (c) Death or Disability. This Agreement shall be terminated by the Corporation upon the death or disability of Parnell. For the purposes of this Agreement, "disability" shall mean the inability of Parnell during any period of two (2) consecutive months or three (3) months in any period of twelve (12) consecutive months to perform those duties of employment required hereunder due to physical or emotional or mental incapacity or illness as determined by an independent physician appointed by the Board of Directors for the purpose of making this determination.

          (d) Termination under the Shareholders' Agreement. This Agreement shall automatically terminate upon the termination of the Shareholders' Agreement or Parnell's otherwise ceasing to be a shareholder in the Corporation.

          (e) Termination Without Cause. The Corporation may terminate this Agreement at any time without cause, including such termination as a result of the liquidation of the Corporation arising from the withdrawal of Tremont from the Corporation, as referred to in the Joint Venture, and other than for the reasons in Sections 8(a), (b), or (c) hereof.

          (f) Payment upon Termination Without Cause. In the event this Agreement and Parnell's employment hereunder is terminated by the Corporation without cause, as defined herein, pursuant to Section 8(e) hereof, in addition to any rights of Parnell and compensation to which he may be entitled under the Shareholders' Agreement, the Corporation shall pay to pay Parnell (i), on his regular pay day and in accordance with the

Corporation's payroll practices, installments on the Salary in effect at the date of termination for (A) the six (6) month period immediately following such termination (the "Base Severance Period") or (B) the period of time remaining until the expiration of the Initial Term or any subsequent renewal term, whichever is longer; (ii) the value of the pro-rated vacation leave with pay for that portion of the year in which the employment of Parnell hereunder is terminated during which Parnell was actively employed to the extent that such vacation entitlement has not been used by Parnell at the time of termination; and (iii) the business expenses reasonably incurred by Parnell and payable hereunder through the date of termination. The Base Severance Period shall increase by one (1) month, up to a maximum of twelve (12) months, for each year that Parnell is employed by the Corporation. For the purposes of this Section 8(f), the Corporation's failure to renew this Agreement following the Initial Term or any subsequent renewal term for reasons other than for cause, as defined herein, shall constitute "termination without cause" for the purposes of this Agreement.

          (g) Payment upon Termination by Consent, for Cause, upon Parnell's Death or Disability or as a Result of Successful Claims of Newcastle Capital Management Inc. Should this Agreement be terminated pursuant to Sections 8(a),
(b) or (c) hereof or Section 8(d) hereof in respect of the termination of the Shareholders' Agreement or Parnell's ceasing to be a shareholder in the Corporation arising from Parnell's being restrained from engaging directly or indirectly in the business of the Corporation as a result of his prior affiliation with Newcastle Capital Management Inc., as contemplated by Section 6.4(d) of the Shareholders' Agreement, in addition to any rights of Parnell and compensation to which he is entitled under the terms of the Shareholders' Agreement, Parnell shall be entitled to payment of his Salary earned up to the date of termination plus an amount equal to the sum of: (i) the value of the pro-rated vacation leave with pay for that portion of the year in which Parnell is terminated during which Parnell was actively employed to the extent that such vacation entitlement has not been used by Parnell at the time of termination; and (ii) the business expenses reasonably incurred by Parnell and payable hereunder through the date of termination.

          (h) Payment upon Certain other Terminating Events under the Shareholders' Agreement. Should this Agreement be terminated as a result of the termination of the Shareholders' Agreement or Parnell ceasing to be a shareholder in the Corporation arising from the occurrence of certain bankruptcy or insolvency events relating to Parnell or the encumbrance of the Shares or Preferred Shares owned by Parnell, as contemplated by Sections 6.4 (e) and (f) of the Shareholders' Agreement, in addition to any rights of Parnell and compensation to which he is entitled under the Shareholders' Agreement, the Corporation shall pay to Parnell (i), on his regular pay day and in accordance with the Corporation's payroll practices, installments on his Salary in effect at the date of termination for the three (3) month period immediately following such termination; (ii) the value of the pro-rated vacation leave with pay for that portion of the year in which the employment of Parnell hereunder is terminated during which Parnell was actively employed to the extent that such vacation entitlement has not been used by Parnell at the time of termination; and (iii) the business expenses reasonably incurred by Parnell and payable hereunder through the date of termination.

          (i) Resignation. Following the termination of Parnell's employment pursuant to the terms hereof, Parnell hereby agrees to resign, and cause his nominee to the Corporation's Board of Directors to resign, from any offices, positions and directorships which he or such nominee may have held with the Corporation.

          (j) Reasonableness. Each of the Corporation and Parnell confirms that the provisions of Section 8(f) are reasonable and the total amount payable as outlined therein is an amount which has been agreed between them to be payable hereunder or, in the alternative, as a reasonable pre-estimate of the damages which will be suffered by Parnell in the event of termination without cause and shall not be construed as a penalty.

          9. Notice. Any notice to be given hereunder by either party to the other may be effectuated either by personal delivery in writing, by mail, registered or certified, postage prepaid, with return receipt requested, or by telecopier with answerback confirmation. Notices shall be given in accordance with the following:


         If to Parnell:                     Mr. Robert J. Parnell
                                            230 Guildwood Parkway
                                            Toronto, Ontario M1E 1P7 Canada
                                            Facsimile No.: 416-265-9468


         If to the Corporation:             Tremont Investment Management Inc.
                                            c/o Tremont Advisers, Inc.
                                            555 Theodore Fremd Avenue
                                            Rye, New York 10580 U.S.A.
                                            Facsimile No.: 914-921-3499

or such other addresses as the Corporation or Parnell may designate by written notice to each other. Notices delivered personally or by telecopier shall be deemed duly given on the date of actual receipt or upon answerback confirmation, respectively, and mailed notices shall be deemed duly given as of the third day after the date so mailed and post-marked.

          10. Non-Solicitation and Non-Compete Covenants.

          (a) Non-Solicitation. Parnell agrees that during the term of this Agreement and following his ceasing to be an employee of the Corporation he will not, without the prior written consent of Corporation, either directly or indirectly, on his own behalf or in the service or on behalf of others either

               (i) solicit, divert or appropriate, or attempt to solicit, divert or appropriate, to any Competing Business (i.e., any business which is engaged in the hedge fund, investment fund or investment management business, or the same or substantially the same as any other business of the Corporation, the focus of which is in Canada or its provinces), or any other business, any client or customer of or investor with the Corporation at any time during the two (2) years preceding the termination of this Agreement or Parnell's ceasing to be an employee of the Corporation;

               (ii) solicit, divert or hire away, or attempt to solicit, divert or hire away, or hire or engage as an independent contractor, any person employed by the Corporation, whether as a temporary or permanent employee and whether or not such employment is pursuant to a written agreement; or

               (iii) use the "Tremont" name or any derivation thereof in connection with the conduct of any business or business development on behalf of himself or in the service or on behalf of others except as provided in Section
5.5 of the Joint Venture.

          (b) Agreement Not To Engage in Competing Business. Parnell covenants and agrees that he will not, during the term of this Agreement and for a period of six (6) months following his ceasing to be an employee of the Corporation for any reason, either directly or indirectly on his own behalf or in the service or on behalf of others, engage in any capacity in any Competing Business. Notwithstanding the foregoing, the prohibitions against Parnell in subsections 10(a) and 10(b) shall not apply in the event (i) Parnell's employment is terminated in connection with the liquidation of the Corporation arising from the withdrawal of Tremont from the Corporation as referred to in the Joint Venture, or (ii) Parnell's employment with the Corporation is terminated without cause, as defined herein, which for the purposes of this Agreement shall include the failure by the Corporation to renew this Agreement following the Initial Term or any subsequent renewal term for reasons other than for cause.

          (c) Extension of Covenant in the Event of Breach. In the event of a breach of any of the covenants set forth in Section 10(a) or 10(b) hereof, the running of the period of the restriction shall be tolled during the continuation of any such breach, and the running of the period of such restrictions shall commence only upon compliance with the terms of the applicable Section.

          (d) Recognition. Parnell recognizes and expressly acknowledges that the Corporation would be subject to irreparable harm should any of the provisions of Sections 6 and 10 be infringed or should any of Parnell's obligations thereunder be breached by Parnell, and that damages alone will be an inadequate remedy for any breach or violation thereof and that the Corporation, in addition to all other remedies, shall be entitled as a matter of right to equitable relief including temporary or permanent injunction to restrain such breach. Parnell further recognizes and expressly acknowledges that Sections 6 and 10 grant to the Corporation only such reasonable protection as is admittedly necessary to preserve the legitimate interests of the Corporation and Parnell equally recognizes that such restrictions shall not impair his ability to secure alternate employment following the termination of his employment hereunder for any reason.

          11. Waiver of Breach. The waiver by any party of a breach of any provision in this Agreement cannot operate or be construed as a waiver of any subsequent breach by a party.

          12. Compliance with Other Agreements. Parnell represents and warrants that the execution of this Agreement and Parnell's performance hereunder will not, with or without the giving of notice or the passage of time, conflict with, result in the breach of or the termination of, or constitute a default under any agreement to which Parnell is or may be bound. Parnell represents and warrants that he has provided to the Corporation, prior to execution of this Agreement, a copy or copies of the pertinent portions of any and all employment agreements or similar documents executed by Parnell with a former employer or any business with which Parnell has been associated, which on its face prohibits Parnell, during a period of time which includes the date of commencement of Parnell's employment with the Corporation, from (i) competing with, or in any way participating in a business which competes with Parnell's former employer or business; (ii) soliciting personnel of the former employer or business to leave such former employer's employment or to leave such business; or (iii) soliciting customers of the former employer or business or another business.

          13. Severability. The invalidity or unenforceability of any particular provision in this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if the invalid or unenforceable provision were omitted.

          14. Entire Agreement. Except as otherwise provided herein, this Agreement covers the entire understanding of the parties as to the employment of Parnell, superseding all prior understandings and agreements, and no modifications or amendments of the terms and conditions herein shall be effective unless in writing and signed by the parties or their respective duly authorized agents.

          15. Governing Law. This Agreement shall be interpreted, construed and governed according to the laws of the Province of Ontario and the laws of Canada applicable therein, without reference to conflicts of law principles thereof.

          16. Capitalized Terms. Capitalized terms not otherwise defined herein have the meanings ascribed to them in the Shareholders' Agreement.

          17. Mediation and Arbitration. Any controversy or claim arising out of this Agreement shall be submitted first to voluntary mediation, and if mediation is not successful, then to binding arbitration, in accordance with the following dispute resolution procedures:

          (a) Mediation. A dispute shall be submitted to mediation by written notice to the other party. In the mediation process, the parties will attempt to resolve their differences voluntarily with the aid of an impartial mediator, who will attempt to facilitate negotiations. The mediator will be selected by agreement of the parties. If the parties cannot agree on a mediator, the parties shall request that a mediator be designated by the local arbitration association or similar alternative dispute resolution organization. Any mediator so designated must be acceptable to both parties.

          The mediation will be conducted as specified by the mediator in Toronto, Ontario and agreed upon by the parties. The parties agree to discuss their differences in good faith and to attempt, with the assistance of the mediator, to reach an amicable resolution of the dispute.

          The parties hereto shall make a good faith effort to schedule mediation to resolve the dispute(s) no later than ninety (90) days thereafter and the mediation shall consist of no greater than nineteen (19) hours of hearings (or a longer period, if all of the parties involved mutually agree to extend the mediation).

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

          (b) Arbitration.

               (i) If a dispute has not been resolved within ninety (90) days after the written notice beginning the mediation process (or a longer period, if all of the parties involved mutually agree to extend the mediation), or, in the alternative, if mediation does not take place within thirty (30) days after delivery of the notice of intent to arbitrate, the mediation shall terminate and the dispute will be settled by arbitration. The arbitration will be conducted in New York, New York accordance with the procedures in this Agreement and the rules of the American Arbitration Association in effect on the date of this Agreement. In the event of a conflict, the provisions of this Agreement will control.

               (ii) The party desiring the arbitration shall give written notice to the other party of such desire. Within ten (10) days of such notice, Tremont shall designate a single arbitrator and Parnell shall designate a single arbitrator. Within ten (10) days of the designation of the two (2) arbitrators as aforedescribed, the arbitrators shall jointly designate a third arbitrator. The parties shall thereafter submit the dispute to the three (3) designated arbitrators for resolution.

               (iii) In the event the above-mentioned does not take place within the specified time, then the arbitration will be conducted before a panel of three arbitrators, regardless of the size of the dispute, to be selected as provided in the rules of the American Arbitration Association. Any issue concerning the extent to which any dispute is subject to arbitration, or concerning the applicability, interpretation, or enforceability of these procedures, including any contention that all or part of these procedures are invalid or unenforceable, shall be governed by the relevant laws of the Province of Ontario and the laws of Canada applicable therein resolved by the arbitrators. No potential arbitrator may serve on the panel unless he or she has agreed in writing to abide and be bound by these procedures.

               (iv) The arbitrators may not award non-monetary or equitable relief of any sort; provided, however, that nothing herein shall be construed to prohibit any party hereto from seeking non-monetary or equitable relief of any sort in any court having jurisdiction. In no event, even if any other portion of these provisions is held to be invalid or unenforceable, shall the arbitrators have power to make an award or impose a remedy that could not be made or imposed by a court deciding the matter in the same jurisdiction.

               (v) No discovery will be permitted in connection with the arbitration unless it is expressly authorized by the arbitration panel upon a showing of substantial need by the party seeking discovery.

               (vi)  All  aspects  of  the  arbitration   shall  be  treated  as
confidential. Neither the parties nor the arbitrators may disclose the existence, content or results of the arbitration, except as necessary to comply with legal or regulatory requirements. Before making any such disclosure, a party shall give written notice to all other parties and shall afford such parties a reasonable opportunity to protect their interests.

               (vii) The result of the arbitration will be binding on the parties, and judgment on the arbitrators' award may be entered in any court having jurisdiction.

          18. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their permitted successors, assigns, legal representatives and heirs, but neither this Agreement nor any rights hereunder shall be assignable by Parnell or the Corporation without the other party's prior written consent.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                            TREMONT INVESTMENT MANAGEMENT, INC.


                                       By:______________________________________
                                       Robert I. Schulman, Chairman of the Board


                                       _________________________________________
                                       Robert J. Parnell

                                                              Exhibit 10.56

                                         AMENDMENT TO EMPLOYMENT AGREEMENT

          AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment") dated this 9th of December, 1998, by and between TREMONT ADVISERS, INC., a Delaware corporation having its principal executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York ("Tremont"); and SANDRA L. MANZKE, an individual residing in Pound Ridge, New York ("Executive"). WITNESSETH:

          WHEREAS, Executive is employed by Tremont pursuant to and in accordance with the terms and conditions contained in an employment agreement dated September 25, 1995 (the "Employment Agreement"), by and between Tremont and Executive; and

          WHEREAS, Executive and Tremont are each desirous of amending the Employment Agreement in accordance with this Amendment, effective January 1, 1999.

          NOW, THEREFORE, in consideration of the promises and mutual covenants, terms and conditions hereinafter set forth and in the Employment Agreement, the parties hereto hereby agree as follows:

1. Section 3(a)(i) of the Employment Agreement is hereby amended by deleting the following phrase: "three hundred seventy-three thousand dollars ($373,000)" nd inserting in its place "three hundred eighty thousand dollars ($380,000)."

2. Section 5 shall be amended by deleting all references therein to "December 31, 1998" and inserting in its place "December 31, 1999."

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

WITNESS



_____________________                           By: ___________________
Suzanne S. Hammond                                 Sandra L. Manzke
Secretary and Treasurer

ATTEST                                          TREMONT ADVISERS, INC.



_____________________                           ____________________
Stephen T. Clayton                              Robert I. Schulman
Chief Financial Officer                         Chief Operating Officer

                                                                 Exhibit 10.57

                            AMENDMENT TO EMPLOYMENT AGREEMENT

          AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment") dated this 9th of December, 1998, by and between TREMONT ADVISERS, INC., a Delaware corporation having its principal executive offices at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York ("Tremont"); and ROBERT I. SCHULMAN, an individual residing at 18 Green Valley Road, Armonk, New York ("Executive"). WITNESSETH:

          WHEREAS, Executive is employed by Tremont pursuant to and in accordance with the terms and conditions contained in an employment agreement dated April 22, 1994 (the "Employment Agreement"), by and between Tremont and Executive; and

          WHEREAS, Executive and Tremont are each desirous of amending the Employment Agreement in accordance with this Amendment, effective January 1, 1999.

          NOW, THEREFORE, in consideration of the promises and mutual covenants, terms and conditions hereinafter set forth and in the Employment Agreement, the parties hereto hereby agree as follows:

1. Section 3(a)(i) of the Employment Agreement is hereby amended by deleting the following phrase: "three hundred thirty-five thousand seven hundred dollars" ($335,700) and inserting in its place "three hundred forthy-two thousand dollars" ($342,000).

2. Section 5 shall be amended by deleting all references therein to "December 31, 1998" and inserting in its place "December 31, 1999."

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

WITNESS



_____________________                           By: ___________________
Suzanne S. Hammond                                  Robert I. Schulman
Secretary and Treasurer

ATTEST                                          TREMONT ADVISERS, INC.



_____________________                           ____________________
Stephen T. Clayton                              Robert I. Schulman
Chief Financial Officer                         Chief Operating Officer

                                                              Exhibit 10.58


                                                             EXECUTION COPY


                      AGREEMENT AND PLAN OF REORGANIZATION

                            Dated as of March 8, 1999


                                  by and among


                             TREMONT ADVISERS, INC.,

                             TASS MANAGEMENT LIMITED

                                       and

                   THE SHAREHOLDERS OF TASS MANAGEMENT LIMITED

                                Table of Contents


Section                                                                   Page

                                    ARTICLE I

                   CERTAIN DEFINITIONS AND TERMS OF DISCLOSURE

1.1      General...........................................................  2

1.2      Specific Terms....................................................  3

1.3      Terms of Disclosure............................................... 11


                                   ARTICLE II

                               THE REORGANIZATION

2.1      The Reorganization................................................ 12

2.2      Exchange of Shares................................................ 12

2.3      Closing........................................................... 14

2.4      Actions to be taken at the Closing................................ 14


                                   ARTICLE III

                    REPRESENTATIONS AND WARRANTIES AS TO TASS

3.1      Organization and Qualification; Subsidiaries...................... 15

3.2      Organizational Documents; Officers and Directors.................. 16

3.3      Capitalization.................................................... 16

3.4      Authority Relative to this Agreement.............................. 18

3.5      No Conflict; Required Filings and Consents........................ 19

3.6      Consents.......................................................... 20

                                Table of Contents
                                   (Continued)

Section                                                                    Page


3.7      Financial Statements.............................................. 20

3.8      Absence of Certain Changes or Events.............................. 21

3.9      Tax Matters....................................................... 23

3.10     Accounts Receivable............................................... 24

3.11     Title to Property................................................. 24

3.12     Software; Furniture, Fixtures and Equipment....................... 25

3.13     Certain Contracts................................................. 27

3.14     Real Property and Leaseholds...................................... 28

3.15     Intellectual Property............................................. 28

3.16     No Violation of Law............................................... 29

3.17     Approvals; Government Regulation.................................. 30

3.18     Litigation........................................................ 34

3.19     Insurance......................................................... 35

3.20     Labor, Benefit and Employment Agreements and Arrangements......... 36

3.21     Affiliated or Inter-Company Transactions.......................... 37

3.22     Banks; Powers of Attorney......................................... 38

3.23     Clients........................................................... 38

3.24     Year 2000 Readiness............................................... 39

3.25     Brokers........................................................... 39

3.26     Adequacy of Representations and Warranties........................ 39

                                Table of Contents
                                   (Continued)

Section                                                                   Page


                                   ARTICLE IV

              REPRESENTATIONS AND WARRANTIES AS TO THE SHAREHOLDERS

4.1      Ownership of Shares and Preference Shares.......................... 40

4.2      Outstanding Rights to Acquire Shares............................... 40

4.3      Transfer of Title.................................................. 41

4.4      Binding Commitment................................................. 41

4.5      No Conflict; Required Filings and Consents......................... 42

4.6      Securities Matters................................................. 42


                                    ARTICLE V

                  REPRESENTATIONS AND WARRANTIES AS TO TREMONT

5.1      Organization and Qualification; Subsidiaries....................... 45

5.2      Certificate of Incorporation....................................... 46

5.3      Capitalization..................................................... 46

5.4      Reports............................................................ 47

5.5      Authority Relative to this Agreement............................... 48

5.6      No Conflict; Required Filings and Consents......................... 49

5.7      Absence of Certain Changes or Events............................... 51

5.8      Tax Matters........................................................ 52

5.9      Accounts Receivable................................................ 53

                                Table of Contents
                                   (Continued)

Section                                                                    Page

5.10     Title to Property.................................................. 53

5.11     Intellectual Property.............................................. 54

5.12     No Violation of Law................................................ 55

5.13     Approvals; Government Regulation................................... 55

5.14     Insurance.......................................................... 59

5.15     Affiliated or Inter-Company Transactions........................... 59

5.16     Clients............................................................ 59

5.17     Litigation......................................................... 60

5.18     Year 2000 Readiness................................................ 60

5.19     Brokers............................................................ 61

5.20     Adequacy of Representations and Warranties......................... 61


                                   ARTICLE VI

                         CONDUCT OF BUSINESS PENDING THE
                  REORGANIZATION; ACCESS TO COMPANY INFORMATION

6.1      Conduct of Business by TASS Pending the Reorganization............ 62

6.2      No Shopping....................................................... 65

6.3      Investigation; Access to Information.............................. 65

                                Table of Contents
                                   (Continued)

Section                                                                    Page

                                   ARTICLE VII

                              ADDITIONAL AGREEMENTS

7.1      Additional Agreements............................................. 67

7.2      Appointments and Resignations..................................... 68

7.3      Certain TASS Obligations.......................................... 69

7.4      Barclays Credit Facility.......................................... 69

7.5      Covenants Relating to Rule 144.................................... 70

7.6      Notification of Certain Occurrences or Failures................... 70

7.7      Audited Financial Statements of TASS.............................. 71

7.8      Payment of Taxes Upon Transfer of Shares.......................... 72

7.9      Public Announcements.............................................. 72

7.10     Further Assurances................................................ 72

7.11     Accuracy of Representations....................................... 72


                                  ARTICLE VIII

                          CONDITIONS OF REORGANIZATION

8.1      Conditions to Obligations of TASS and the Shareholders............ 73

8.2      Conditions to Obligations of Tremont.............................. 76

                                Table of Contents
                                   (Continued)

Section                                                                   Page


                                   ARTICLE IX

                    CONFIDENTIAL AND PROPRIETARY INFORMATION

9.1      Definition of Confidential Information............................ 80

9.2      Removal of Confidential Information............................... 81

9.3      Disclosure of Confidential Information............................ 81

9.4      Protection of Interests........................................... 82


                                    ARTICLE X

                SURVIVAL OF REPRESENTATIONS AND INDEMNIFICATIONS

10.1     Survival........................................................... 82

10.2     Indemnification.................................................... 83


                                   ARTICLE XI

                             TERMINATION AND WAIVER

11.1     Termination....................................................... 89

11.2     Effect of Termination............................................. 90

11.3     Waiver............................................................ 90

                                Table of Contents
                                   (Continued)

Section                                                                   Page

                                   ARTICLE XII

                               GENERAL PROVISIONS

12.1     Notices........................................................... 91

12.2     Expenses.......................................................... 91

12.3     Headings.......................................................... 92

12.4     Severability...................................................... 92

12.5     Entire Agreement.................................................. 92

12.6     Assignment........................................................ 93

12.7     Binding Effect; Benefits.......................................... 93

12.8     Governing Law; Jurisdiction; Venue................................ 93

12.9     Counterparts...................................................... 94

Schedules


3.1            List of TASS's Subsidiaries
3.2 Names of Officers and Directors of TASS and its Subsidiaries 3.3 Schedule of TASS Options, Warrants, Conversion Rights, Etc. 3.6 TASS's Required Consents 3.12(a) Information Regarding TASS's Software 3.12(b) List of TASS's Computer Hardware, Furniture, Fixtures and Equipment 3.13 Certain TASS Contracts 3.14 Description of TASS's Real Property and Leaseholds 3.15 List of TASS's Intellectual Properties 3.17(a) List of TASS's Governmental Consents and Licenses 3.18 Schedule of TASS's Litigation 3.19 List and Description of TASS's Insurance Policies 3.20 Schedule of TASS's Labor, Benefit and Employment Agreements
               and Arrangements
3.21     Schedule of Affiliated or Inter-Company Transactions
3.22     List of TASS's Financial Institutions and Holders of Powers of Attorney
3.23     List of TASS's Clients and Subscribers
3.24     Description of TASS's Year 2000 Readiness
4.1      Ownership of Shares and Preference Shares
5.1      List of Tremont's Subsidiaries
5.2      Certificate of Incorporation and By-laws
5.3      Schedule of Tremont Options, Warrants, Conversion Rights, Etc.
5.6(b)   Tremont's Required Consents and Approvals
5.10     Schedule of Liens Against Tremont
5.11     List of Tremont's Intellectual Properties
5.13(a)  List of Tremont's Approvals
5.13(b)  Certain Regulatory Information
5.16     List of Tremont's Clients
5.17     Schedule of Tremont's Litigation
7.3      Schedule of Certain TASS Liabilities

Exhibits

A-1            Form of Nicola Meaden Employment Agreement

A-2            Form of Laurence Huntington Taylor, II Employment Agreement

B              Form of Registration Rights Agreement

C              Form of Special Resolution for Preference Shares

D              Form of Tremont's Counsel's Opinion

E              Form of TASS's and Meaden's and Taylor's Counsel's Opinion

F              Parties' Addresses for Notice Purposes


Attachments

1              Disclosure Letter

                      AGREEMENT AND PLAN OF REORGANIZATION


         AGREEMENT AND PLAN OF REORGANIZATION, dated as of March 8, 1999 (the "Agreement"), by and among Tremont Advisers, Inc., a corporation organized under the laws of the State of Delaware, U.S.A. ("Tremont"), TASS Management Limited, a private company limited by shares (number 2527691) and incorporated in England and Wales under the Companies Act 1985 ("TASS"), and Nicola Meaden ("Meaden"), Laurence Huntington (Hunt) Taylor, II ("Taylor"), Norma Smith ("Smith"), Valerie Benard ("Benard") and Colin Myers ("Myers"), as the holders of all of the issued and outstanding ordinary shares of TASS (Meaden, Taylor, Smith, Benard and Myers are hereinafter sometimes referred to collectively as the "Shareholders").

                              W I T N E S S E T H:

         WHEREAS, the Shareholders, as the owners of all the issued and outstanding ordinary shares of (pound)1 each of TASS (the "Shares"), pursuant to a plan of reorganization, wish to exchange all of the Shares for shares of Tremont Class B Common Stock (as defined in Section 2.1), in such amounts and upon the terms and subject to the conditions set forth herein (the "Reorganization"); and

         WHEREAS, the board of directors of Tremont and TASS have each determined that it is in the best interests of their respective companies and their respective shareholders for

Tremont and TASS to consummate the Reorganization transactions described herein upon the terms and subject to the conditions set forth herein; and

         WHEREAS, in furtherance of such Reorganization, the boards of directors of Tremont and TASS have each approved the transactions described herein upon the terms and subject to the conditions set forth herein; and

         WHEREAS, it is intended that the Reorganization shall qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the U.S. Internal Revenue Code of 1986, as amended, and that this Agreement shall constitute a "plan of reorganization;"

         NOW THEREFORE, in consideration of the foregoing and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, Tremont, TASS and the Shareholders hereby agree as follows:

                                    ARTICLE I
                   CERTAIN DEFINITIONS AND TERMS OF DISCLOSURE

         Section 1.1 General. For the purpose of this Agreement, except as otherwise expressly provided or unless the context otherwise requires, (i) the terms defined in this Article I include the plural as well as the singular, (ii) the words "herein," "hereof" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision, (iii) Article references, Section references, Schedule (as defined herein) references and Exhibit references refer to Articles, Sections, Schedules and Exhibits, respectively, of and to this Agreement, and (iv) all references to this Agreement and any other agreement refer to this Agreement and Plan of Reorganization or such other agreement, as amended, modified and supplemented from time to time in accordance with the terms hereof or thereof (as applicable). All references to "this Agreement" shall be construed to include references to the Exhibits and Schedules hereto.

         Section 1.2 Specific Terms. As used herein, the following terms shall have the following meanings:

         "Affiliate" shall mean, with respect to any Person, an individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity controlling, controlled by or under common control with such Person, including but not limited to any subsidiary and holding company of any Person as defined in section 736 of the Companies Act.

         "Agreement" means this Agreement and Plan of Reorganization, dated March 8, 1999, by and among Tremont, TASS and each of the Shareholders and Preferred Shareholders of TASS.

         "Articles of Association" means the Articles of Association of TASS, a amended to the date hereof.

         "Board of Directors" shall mean the board of directors of Tremont, as the same shall be elected from time to time in accordance with Tremont's by-laws.

         "Capital Securities" means, as to any Person that is a corporation, the authorized shares of such Person's capital stock, including all classes of common, preferred, voting and non-voting capital stock, and, as to any Person that is not a corporation or an individual, the ownership interests in such Person, including without limitation, the right to share in profits and losses, the right to receive distributions of cash and property, and the right to receive allocations of items of income, gain, loss, deduction and credit and similar items from such Person, whether or not such interests include voting or similar rights entitling the holder thereof to exercise control over such Person.

         "Certificate of Incorporation" means the Certificate of Incorporation of TASS dated August 3, 1990.

         "Certificates   of   Incorporation   on  Change  of  Name"   means  the
Certificates of Incorporation on Change of Name of TASS dated October 4, 1990 and June 23, 1992, respectively.

         "Change of Control" shall mean (i) an Acquisition, as such term is defined in the Stock Option Agreements to be executed by Meaden and Taylor, respectively, or (ii) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute the entire Board of Directors shall cease for any reason to constitute a majority of the Board of Directors unless the election or nomination for election by Tremont's shareholders of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period.

     "Closing" means the consummation of the transactions contemplated by this Agreement in respect of the Reorganization.

         "Closing Date" has the meaning set forth in Section 2.3 hereof.

         "Companies Act" means the Companies Act 1985 under U.K. law.

         "Companies House" means the applicable U.K. office of The Registrar of Companies for companies incorporated in England and Wales under the Companies Act.

         "Disclosure Letter" means that certain letter, dated as of the date hereof, addressed to Tremont from TASS, Meaden and Taylor, containing certain information constituting a material and integral part of this Agreement, which is attached hereto as Attachment 1.

         "Employment Agreements" means, collectively, the Employment Agreements to be entered into by Meaden and Taylor, respectively, with TASS and Tremont in the forms of Exhibits A-1 and A-2 annexed hereto and made a part hereof, setting forth the terms and conditions of Meaden's and Taylor's employment by TASS and Tremont, respectively, as of the Closing Date.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, under U.S. law.

         "Financial Statements" has the meaning set forth in Section 3.7 hereof.

         "Investment Advisers Act" means the Investment Advisers Act of 1940, as amended, under U.S. law.

         "Investment Company Act" means the Investment Company Act of 1940, as amended, under U.S. law.

         "IITSSA" means the International Investment and Trade in Services Survey Act, under U.S. law.

         "Material Adverse Effect" means any change in or effect on the business of Tremont or TASS, as the case may be, or any of its or their respective Subsidiaries, that is or will be materially adverse to the business, operations, properties (including intangible properties), condition (financial or otherwise), assets, liabilities or regulatory status of Tremont or TASS, as the case may be, and its or their respective Subsidiaries, taken as a whole.

         "1998 Unaudited Statements" has the meaning set forth in Section 3.7 hereof.

         "Memorandum of Association" means the Memorandum of Association of TASS, as amended to the date hereof.

         "Organizational Documents" shall mean with respect to TASS or any of its Subsidiaries, TASS's Certificate of Incorporation, Certificates of Incorporation on Change of Name, its Memorandum of Association and its Articles of Association, and each of such equivalent organizational documents with respect to TASS's Subsidiaries, including without limitation, any of such Subsidiary's certificate of incorporation and by-laws, with each of such documents as amended to the date hereof, to the extent applicable.

         "Person" means an individual,  partnership,  corporation,  association,
trust,  joint  venture,   unincorporated   organization,   and  any  government,
governmental department or agency or political subdivision thereof.

         "Preference Shares" has the meaning set forth in the preamble to this Agreement.

         "Preferred Shareholders" means all of the holders of the Preference Shares (namely, Nicola Meaden and Norma Smith, in their respective capacities as holders of certain Preference Shares, and Kim Lubbock and Brooks Newmark), collectively.

         "Registration Rights Agreement" means the Registration Rights Agreement, to be executed and delivered by Tremont and the Shareholders on or prior to the Closing Date, setting forth certain registration rights of the Shareholders and certain registration obligations of Tremont, in the form of Exhibit B annexed hereto and made a part hereof.

         "Related Agreements" shall mean each of the Employment Agreements, the Registration Rights Agreement, and certain stock option agreements to be entered into as of the Closing Date by and between Tremont and each of certain of the Shareholders and an employee of TASS, providing for the granting of certain options by Tremont to such Shareholders and to such other individual to purchase shares of Tremont Class B Common Stock, among other things, which shall be in the form or forms as have been agreed to between such Shareholders and Tremont as of the date hereof (collectively, the "Stock Option Agreements").

         "Reorganization" has the meaning set forth in the preamble to this Agreement.

         "Schedule" means a disclosure schedule prepared by Tremont, on the one hand, or TASS and/or the Shareholders, on the other, as the case may be, annexed hereto and made a part hereof containing certain information constituting a material and integral part of this Agreement.

         "Securities Act" means the Securities Act of 1933, as amended, under U.S. law.

         "SEC" means the U.S. Securities and Exchange Commission.

         "SFA" means The Securities and Futures Authority Limited of the U.K.

         "Shareholders" means all of the holders of the Shares (namely, Meaden and Smith, in their respective capacities as holders of Shares, and Taylor, Benard and Myers, collectively).

         "Shares" has the meaning set forth in the preamble to this Agreement.

         "Software" has the meaning set forth in Section 3.12 hereof.

         "Special Resolution" means the Special Resolutions of TASS, together with the Extraordinary Resolution of the Preferred Shareholders, to be passed at meetings of the Company, the Shareholders and the Preferred Shareholders on or prior to the Closing Date in the form of Exhibit C annexed hereto and made a part hereof, setting forth the terms of the Preference Shares, as amended.

         "Stock Option Agreements" has the meaning set forth as used in the definition of "Related Agreements" in this Section 1.2.

         "Stock Options" means options to acquire shares of Tremont Class B Common Stock granted by Tremont pursuant to the Stock Option Agreements.

         "Subsidiary" shall mean any Person of which Tremont or TASS, as the case may be (either alone or through or together with any other Subsidiary), owns, directly or indirectly, at least a majority of the outstanding Capital Securities (or other beneficial interest) or a majority of the voting power of such Person; and, except as otherwise provided herein, the term "Subsidiaries" shall mean all of such Persons, collectively, in respect of Tremont or TASS, as the case may be.

         "Taxes" means all U.S., U.K. or other income, gross receipts, sales, use, employment, franchise, profits, property, corporation, VAT (Value Added
Tax), National Contributions Insurance, excise or other taxes, fees, stamp taxes and duties, assessments or charges of any kind whatsoever (whether payable directly or by withholding), together with any interest and any penalties, additions to tax or additional amounts imposed by any taxing authority with respect thereto.

         "Tremont Class B Common Stock" has the meaning set forth in Section 2.1 hereof.

         "U.K." means the United Kingdom of Great Britain and Northern Ireland.

         "U.S." or "U.S.A." means the United States of America.

         Section 1.3 Terms of Disclosure. The representations and warranties made hereunder are made subject to matters fairly and accurately disclosed and presented in the Disclosure Letter and the Schedules and as specifically set forth in the Agreement, but no other information relating to TASS, the Shareholders and the Preferred Shareholders (collectively, the "TASS Parties"), on the one hand, or Tremont, on the other, of which Tremont or any of the TASS Parties has knowledge (actual or constructive), as the case may be, shall prejudice any claim made by Tremont, on the one hand, or any of the TASS Parties, on the other, under such representations and warranties or operate to reduce any amount recoverable. Notwithstanding the conditions set forth in the Disclosure Letter, the parties hereto agree that a matter would be "fairly presented" in the Disclosure Letter if such matter were discussed or presented under a heading set forth in the Disclosure Letter which reasonably corresponded or bore a reasonable relationship to the section in the agreement wherein the representation and warranty was contained to which such matter was intended to apply.

                                   ARTICLE II
                               THE REORGANIZATION

         Section 2.1 The Reorganization. Subject to and upon the terms and conditions of this Agreement, TASS, the Shareholders and Tremont shall carry out the Reorganization in a manner such that Tremont shall acquire from the Shareholders all of the Shares, and the Shareholders shall transfer, assign and convey with full title guarantee to Tremont, in exchange for shares of Class B common stock, par value $.01 per share, of Tremont ("Tremont Class B Common Stock"), all of the Shares. None of the Preference Shares are being redeemed or exchanged by TASS or Tremont in connection with the Reorganization.

     Section 2.2 Exchange of Shares. (a) At the Closing, all of the Shares shall be exchanged for 190,477 shares of Tremont Class B Common Stock, subject to adjustment, as described hereinbelow.

         At the Closing, the amount of shares of Tremont Class B Common Stock to be delivered to each of the Shareholders in exchange for the Shares owned by him or her shall be as follows, which amounts are in proportion to each Shareholders' ownership of Shares:



                                                                             No. of Shares of
                                           No. of                             Tremont Class B
Shareholder                            Shares of TASS                    Common Stock to be Issued


         Nicola Meaden                             789                             64,170

         Laurence Huntington                       417                             33,915
           Taylor, II

         Colin Myers                               112                              9,109

         Valerie Benard                             23                              1,871

         Norma Smith                              1001                             81,412


         In the event that, subsequent to the date of this Agreement but prior to the Closing Date, and subject to the written consent of Meaden and Taylor, the outstanding shares of Tremont Class B Common Stock shall have been, without consideration, increased, decreased, changed into, or exchanged for a different number or kind of shares or securities through reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other like changes in Tremont's capitalization, then an appropriate and proportionate adjustment shall be made in the number and kind of shares of securities to be thereafter delivered to the holders of the Shares pursuant to the Reorganization.

                  (b) The Shareholders shall have certain registration rights with respect to the shares of Tremont Class B Common Stock to be received by them hereunder, which shall be set forth in the Registration Rights Agreement.

         Section 2.3 Closing. The closing of the Reorganization (the "Closing") shall take place at 10:00 a.m., local time, on March 11, 1999, at the offices of Newman Tannenbaum Helpern Syracuse & Hirschtritt LLP, 900 Third Avenue, New York, New York 10022, or at such other time and place as Tremont and TASS shall agree in writing (the date on which such Closing occurs is hereinafter referred to as the "Closing Date.")

         Section 2.4 Actions to be taken at the Closing. (a) Upon the terms and subject to the conditions set forth herein, at the Closing, against receipt of certificates of Tremont Class B Common Stock, as referred to in Section 2.4(b), the Shareholders shall deliver to Tremont share certificates representing all of the Shares accompanied by properly executed stock transfer forms, free and clear of any and all liens, claims, charges or encumbrances of any kind.

                  (b) Upon the terms and subject to the conditions set forth herein, at the Closing, against the receipt of the certificates for the Shares from the Shareholders, as described hereinabove in Section 2.4(a), Tremont shall deliver to each Shareholder stock certificates representing such number of shares of Tremont Class B Common Stock to be received by such Shareholder in accordance with Section 2.2.





[
                                     109

                                   ARTICLE III
                    REPRESENTATIONS AND WARRANTIES AS TO TASS

         TASS, Meaden and Taylor, severally, hereby represent and warrant to Tremont as follows:

         Section 3.1 Organization and Qualification; Subsidiaries. Except as set forth in the Disclosure Letter, each of TASS and its Subsidiaries is a corporation, duly organized and validly existing under the laws of the jurisdiction of its organization and has the requisite power and authority and any necessary governmental and regulatory authority to own, operate or lease the real or personal properties that it purports to own, operate or lease and to carry on its business as it is now being conducted, and is duly qualified or licensed as a foreign corporation to do business, and is in good standing, or holds substantially similar status to such, where applicable, in each jurisdiction where the character of its properties owned, operated or leased or the nature of its activities makes such qualification necessary under applicable law, except for such failure to be so qualified or licensed or hold such status, as the case may be, which, alone or when taken together with all other such failures, would not have a Material Adverse Effect. A true and complete list of all of the Subsidiaries of TASS, together with the jurisdiction of incorporation or organization of each Subsidiary and the percentage of each Subsidiary's outstanding capital stock or share capital owned by TASS or a Subsidiary, is set forth in the Disclosure Letter.

         Section 3.2 Organizational Documents; Officers and Directors. TASS has heretofore furnished to Tremont a true, complete and correct copy of TASS's Organizational Documents and has made available to Tremont such Organizational Documents with respect to all of its Subsidiaries. Such Organizational Documents are in full force and effect. Neither TASS nor any of its Subsidiaries is in violation of any of the provisions of its Memorandum of Association or Articles of Association or other equivalent Organizational Documents. Schedule 3.2 sets forth the names and positions of all of the officers and directors of TASS and each of its Subsidiaries.

         Section 3.3 Capitalization. The authorized share capital of TASS is (pound)200,000 divided into 52,225 ordinary shares of (pound)1 each of which there are (i) 2,342 ordinary shares, issued and fully paid, and of which 789 shares are legally and beneficially owned by Meaden, 417 shares are legally and beneficially owned by Taylor, 1001 shares are legally and beneficially owned by Smith, 112 shares are legally and beneficially owned by Myers, and 23 shares are legally and beneficially owned by Benard; and (ii) 147,775 redeemable preference shares of (pound)1, each, all of which are issued and fully paid (the "Preference Shares"), and of which 74,176 shares are legally and beneficially owned by Meaden, 48,999 shares are legally and beneficially owned by Smith, 9,900 shares are legally and beneficially owned by Kim Lubbock, and of which 14,700 are legally owned by Brooks Newmark for the benefit of Taylor. All of the Shares and the Preference Shares are validly issued and are fully paid. Except as set forth in the Disclosure Letter and on Schedule 3.3 hereto, there are no options, warrants, puts, calls, conversion rights or other rights, agreements, arrangements or commitments of any character obligating TASS or any of its Subsidiaries to acquire, issue or sell any share capital of TASS or other equity interests in TASS, or any obligations or securities exercisable, convertible into, or exchangeable for, or exercisable into, any share capital of TASS or other equity interests in TASS, or any voting trusts, proxies or agreements relating to the voting of TASS's share capital. The terms and conditions of the Preference Shares are as set forth in the Special Resolution. Collectively, the Shareholders and the Preferred Shareholders own all of the issued and outstanding Shares and Preference Shares, respectively.

         All the outstanding capital stock or share capital of each of TASS's Subsidiaries is duly authorized, validly issued and fully paid and, except as set forth in the Disclosure Letter, is owned by TASS or a Subsidiary of TASS free and clear of any liens, security interests, pledges, agreements, claims, charges or encumbrances of any nature whatsoever. There are no existing options, warrants, puts, calls, conversion rights or other rights, agreements, arrangements or commitments of any character relating to the issued or unissued share capital or other equity interests in any of TASS's Subsidiaries, or any voting trusts, proxies or agreements relating to the voting of any of such Subsidiaries' capital stock or share capital. Except for its Subsidiaries, TASS does not directly or indirectly own any equity interest in any other corporation, partnership, joint venture or other business association or entity.

         Section 3.4 Authority Relative to this Agreement. TASS has the necessary corporate power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement by TASS, and each other agreement and instrument to be executed and delivered by it pursuant hereto, and the consummation by TASS of the transactions contemplated hereby and thereby, have been or will be, on or prior to the Closing Date, duly authorized by all necessary action, corporate or otherwise, on the part of TASS. This Agreement has been duly and validly executed and delivered by TASS and constitutes, and when executed and delivered by all parties thereto, all such other agreements and instruments to which TASS is a party, will be duly and validly executed by TASS, and will constitute, the legal, valid and binding obligations of TASS, enforceable against it in accordance with their respective terms (except to the extent that the enforceability thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally or by the principles governing the availability of equitable remedies). The board of directors and the Shareholders of TASS have approved this Agreement, the Reorganization and the transactions contemplated hereby, including the issuance of a share certificate to Tremont in respect of the Shares and the entry of Tremont in the register of members of TASS, and TASS, on or prior to the Closing Date, will deliver to Tremont complete and correct copies of all resolutions (whether adopted at a meeting or by written consent) adopted by the board of directors and the shareholders of TASS (including the Special Resolution) with respect thereto.

         Section 3.5 No Conflict; Required Filings and Consents. Except for obtaining the Required Consents (as defined in Section 3.6), the execution, delivery and performance of this Agreement by TASS and each of the Shareholders and the consummation by TASS and each of the Shareholders of the transactions contemplated hereby, do not and will not: (i) violate or conflict with any of the Organizational Documents of TASS or any of its Subsidiaries, including those containing the terms of the Preference Shares, if any; (ii) violate or conflict with or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under any agreement, indenture, instrument or understanding to which TASS or any of its Subsidiaries is a party or by which it is bound, or violate any judgment, decree, law, rule or regulation to which TASS or any of its Subsidiaries is a party or by which it is bound and, where such violation, conflict or default is likely to have a Material Adverse Effect;
(iii) result in the creation of, or give any party the right to create any lien or encumbrance upon the property or assets of TASS or any of its Subsidiaries, which is likely to have a Material Adverse Effect; (iv) terminate or modify, or give to another the right to terminate or modify the provisions or terms of any agreement or commitment to which TASS or any of its Subsidiaries is a party or by which TASS or any of its Subsidiaries is subject or bound the result of which is likely to have a Material Adverse Effect; (v) result in any suspension, revocation, impairment, forfeiture or non-renewal of any permit, license, qualification, authorization or approval applicable to TASS or any of its Subsidiaries, or any of its or their respective shareholders, directors, officers or employees, which is likely to have a Material Adverse Effect; or
(vi) materially interfere with or adversely affect the ability of TASS or any of its Subsidiaries to carry on the business of

TASS or such Subsidiary after the Closing Date on substantially the same basis as it is now conducted.

         Section 3.6 Consents. In the Disclosure Letter there is set forth a list of all material consents, approvals or other authorizations which TASS, or any of its Subsidiaries, or any of its or their respective shareholders, directors, officers or employees, is required to obtain from, and any filing which TASS, or any of its Subsidiaries, or any of its or their respective shareholders, directors, officers or employees, is required to make with, any governmental or regulatory authority or agency or any other party in connection with the execution, delivery and consummation of this Agreement and the consummation of the transactions contemplated hereby, including any and all of those required by the SFA in respect of registration, transfer of registration, change of controller, qualification or otherwise, except for such consents, approvals or other authorizations the failure to obtain which is not likely to have a Material Adverse Effect or interfere with the ability of TASS or its Shareholders to perform or carry out its or their obligations under this Agreement (collectively, the "Required Consents").

         Section 3.7 Financial Statements. (a) Except as set forth in the Disclosure Letter, TASS has heretofore furnished to Tremont the consolidated balance sheets of TASS and its Subsidiaries (the "Balance Sheets") together with the profit and loss accounts ("Profit and Loss Accounts") as of December 31, 1997, December 31, 1996 and December 31, 1995 (December 31, 1997 being the "Last Balance Sheet Date"), certified without qualification by

TASS's regularly employed certified  accountants and registered auditor,  Robert
A. Price F.C.C.A., whose opinions therein have been included therewith (all such Balance Sheets and Profit and Loss Accounts being referred to as the "Financial Statements"), and its unaudited consolidated Balance Sheet, Profit and Loss
Accounts  (the  "1998  Unaudited  Statements")  as of  December  31,  1998.  The
Financial Statements and the 1998 Unaudited Statements are true and correct, have been prepared under the historical cost convention and in accordance with applicable U.K. accounting standards and show a true and fair view of the state of affairs of TASS and its Subsidiaries as of the respective dates thereof and have been properly prepared in accordance with the Companies Act 1985.

                  (b) Except as reflected or reserved against in the Financial Statements and the 1998 Unaudited Statements, and as otherwise set forth in the Disclosure Letter, TASS and its Subsidiaries have no indebtedness, liabilities or obligations of any nature (whether accrued, absolute, contingent or otherwise) which, alone or when taken together with any such other indebtedness, liabilities or obligations, is likely to have a Material Adverse Effect. Since the Last Balance Sheet Date, neither TASS nor any of its Subsidiaries has incurred any material liabilities except (i) liabilities incurred in the ordinary course of business and consistent with past practice, and (ii) liabilities incurred in connection with or as a result of the Reorganization.

         Section 3.8 Absence of Certain Changes or Events. Since the Last Balance Sheet Date, except as contemplated in this Agreement or any exhibit of schedule hereto, there has not been or occurred (a) any event or condition which, alone or when taken together with any other related or similar event or condition, is likely to have a Material Adverse Effect; (b) any damage, destruction or loss (whether or not covered by insurance) with respect to any of the assets of TASS or any of its Subsidiaries which, alone or when taken together with any other damage, destruction or loss, is likely to have a Material Adverse Effect; (c) any redemption or other acquisition of TASS's ordinary shares or preference shares by TASS or any of its Subsidiaries or any declaration or payment of any dividend or other distribution in cash, stock or property with respect to TASS's ordinary shares or preference shares; (d) any entry into any material commitment or transaction (including, without limitation, any borrowing or capital expenditure) other than in the ordinary course of business or as contemplated by this Agreement; (e) any transfer of, or rights granted under, any leases, licenses, agreements, patents, trademarks, trade names or copyrights; (f) any mortgage, pledge, security interest or imposition of lien or other encumbrance on any asset of TASS or any of its Subsidiaries; or (g) any change by TASS in accounting principles or methods. Since the Last Balance Sheet Date, TASS and its Subsidiaries have conducted their business only in the ordinary course and in a manner consistent with past practice and have not made any material change in the conduct of the business or operations of TASS and its Subsidiaries taken as a whole. Without limiting the generality of the foregoing, except as set forth in the Disclosure Letter, TASS has not, since the Last Balance Sheet Date, made any changes in executive compensation or in the manner in which other employees of TASS or its Subsidiaries are compensated or paid or agreed to pay any pension, retirement allowance or other employee benefit not required or permitted by any plan, agreement or arrangement existing on such date to any director, officer or employee, whether past or present, or committed itself to any collective bargaining agreement (except for renewals of existing collective bargaining agreements) or to any additional pension, profit-sharing, bonus, incentive, deferred compensation, stock purchase, stock option, stock appreciation right, group insurance, severance pay, retirement or other employee benefit plan, agreement or arrangement, or to any employment or consulting agreement with or for the benefit of any person, or to amend any of such plans or any of such agreements in existence on such date.

         Section 3.9 Tax Matters. TASS and each of its Subsidiaries have filed or have caused to be filed with all required governmental agencies all tax returns and reports required to be filed by TASS or any of its Subsidiaries, and each has paid in full or made adequate provision for the payment of, all Taxes, interest, penalties, assessments and deficiencies shown to be due or claimed to be due from any taxing authorities with respect to the periods ending on or prior to the Closing Date. The provision for income and other Taxes which is set forth in the Financial Statements is adequate for all accrued and unpaid Taxes of TASS and each of its Subsidiaries as of December 31, 1997, whether (i) incurred in respect of or measured by income of TASS or any of its Subsidiaries for any periods prior to the close of business on that date, or (ii) arising out of transactions entered into, or any state of facts existing, on or prior to that date. The provision for income and other Taxes which is set forth in the 1998 Unaudited Statements is adequate for all income and other Taxes of TASS and each of its Subsidiaries which accrued after December 31, 1997 and up to and including December 31, 1998, whether (i) incurred in respect of or measured by income of TASS or any of its Subsidiaries for any periods prior to the close of business on that date, or (ii) arising out of transactions entered into, or any state of facts existing, on or prior to that date. Neither TASS nor any of its Subsidiaries has executed or filed with any taxing authority any agreement extending the period for the assessment or collection of any income or other taxes, and is not a party to any pending or, to the best of the knowledge of Meaden and Taylor, threatened, action or proceeding by any governmental authority for the assessment or collection of income or other taxes. All Taxes and other assessments and levies which TASS or any of its Subsidiaries are required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental authorities or are held by TASS, or the Subsidiary, as the case may be, in bank accounts for such payment.

         Section 3.10 Accounts Receivable. The accounts and notes receivables of TASS and each of its Subsidiaries on the Last Balance Sheet Date and all accounts and notes receivables acquired by TASS and each of its Subsidiaries subsequent to the Last Balance Sheet Date and prior to the close of business on December 31, 1998 have arisen in the ordinary course of business, have not been and are not subject to valid counterclaims or set-offs, and, except as reserved for in the Financial Statements and the 1998 Unaudited Statements, or otherwise set forth in the Disclosure Letter, TASS is not aware of any impediment to their collection.

         Section 3.11 Title to Property. TASS and each of its Subsidiaries have good and marketable title, or, except as set forth in the Disclosure Letter, valid leasehold rights in the case of leased property, to all real property and all personal property (other than personal property title to which is specified elsewhere in this Agreement) owned or leased by them or purported to be owned or leased by them, free and clear of all liens, security interests, claims, encumbrances and charges, except for (i) liens for fees, taxes, levies, imposts, duties or governmental charges of any kind which are not yet due or are being contested in good faith by appropriate proceedings which suspend the collection thereof, (ii) liens created in the ordinary course of business in connection with the leasing or financing of office, computer and related equipment and supplies, (iii) liens or defects in title or leasehold rights known, or in the exercise of reasonable care, should be known, to TASS, which alone or when taken together with any other liens or defects, do not and will not have a Material Adverse Effect, or (iv) liens set forth in the Disclosure Letter. For the purposes of this Agreement, the term, "marketable title," is defined as set forth in Black's Law Dictionary (6th ed.
1992), which states in part, that marketable title is "a title which is free from encumbrances and any reasonable doubt as to its validity, and such as a reasonably intelligent person, who is well informed as to facts and their legal bearings, and ready and willing to perform his contract, would be willing to accept in the exercise of ordinary business prudence."

         Section 3.12 Software; Furniture, Fixtures and Equipment. (a) All computer software, programs and management information systems (including without limitation, all electronic data processing systems, data banks, program specifications, source codes (where TASS is the owner) and documentation) (collectively the "Software") owned, leased or licensed to and used by TASS or any of its Subsidiaries in its or their business are set forth in the Disclosure Letter and on Schedule 3.12(a), which indicate which Software is owned by

TASS and which is leased or licensed. Except as set forth in the Disclosure Letter and on Schedule 3.12(a), such Software is solely legally and beneficially owned, leased or licensed by TASS or such Subsidiary free and clear of all liens, claims, encumbrances or adverse interests of any kind whatsoever. TASS or such Subsidiary is in possession of all source codes for all of the Software owned by it. With respect to such Software owned by TASS, such Software was either created by TASS or good and marketable title thereto was transferred to TASS and such Software is free of any and all claims, liens, security interests, encumbrances and charges of any kind. Except as set forth in the Disclosure Letter and on Schedule 3.12(a), any Software owned by TASS and created by any present or past employee of TASS is owned by TASS, free of any and all claims, liens, security interests, encumbrances and charges of any kind. Except as set forth in the Disclosure Letter and on Schedule 3.12(a), (i) no person has a right to receive a royalty with respect to any such Software referred to therein or listed thereon, and (ii) neither TASS nor any of its Subsidiaries has licenses granted by or to it or other agreements to which it is a party (except in the ordinary course of business), relating in whole or in part to such Software, whether owned by TASS or any of its Subsidiaries or otherwise. To the best of the knowledge of TASS, Meaden and Taylor, neither TASS nor any of its Subsidiaries is infringing upon, or otherwise violating, the rights of any third party with respect to any of the Software and the use thereof or any other related intellectual properties. The computer software described in the Disclosure Letter and on Schedule 3.12(a) are all those used in the business of TASS and each of its Subsidiaries, and no other computer software of a material nature is required to permit the conduct of TASS's and its Subsidiaries' business in the ordinary course.

                  (b) Schedule 3.12(b) contains a complete and correct list showing all items of computer hardware, furniture, fixtures and equipment of TASS and each of its Subsidiaries, with respect to which only the computer hardware can be represented and warranted as being structurally sound with no known material defects.

         Section 3.13 Certain Contracts. Schedule 3.13 contains a complete and correct list of all contracts, commitments, obligations and understandings which are not set forth in any other schedule delivered hereunder and to which TASS or any of its Subsidiaries is a party or otherwise bound, except for each of those which (i) was made in the ordinary course of business, and (ii) either (A) is terminable by TASS or such Subsidiary (and will be terminable by Tremont) without liability, expense or other obligation on 30 days' notice or less, or
(B) may be anticipated to involve aggregate payments to or by TASS or such Subsidiary of $5,000 (or the equivalent) or less calculated over the full term thereof, and (iii) is not otherwise material to the business of TASS or such Subsidiary, taken as a whole, or any of the properties or assets of TASS or such Subsidiary. Included in such list are all unexpired contracts, commitments, obligations and understandings of TASS's or any of its Subsidiaries with TASS's or such Subsidiary's customers or clients or subscribers. Complete and correct copies of all such contracts, commitments, obligations and understandings set forth on any of the schedules delivered pursuant to this Agreement have been furnished by TASS to Tremont. Except as expressly stated on the schedule on which they are set forth, (i) each warranty obligation under such contracts is in full force and effect; (ii) each contract, commitment, obligation and understanding set forth on any of the schedules delivered pursuant to this Agreement is in full force and effect, no person or entity which is a party thereto or otherwise bound thereby is in default thereunder, and no event, occurrence, condition or act exists which does (or which with the giving of notice or the lapse of time or both would) give rise to a default or right of cancellation, acceleration or loss of contractual benefits thereunder;
(iii) there are no outstanding disputes thereunder and there have been no threatened cancellations thereunder; (iv) none of them restricts, limits or prohibits any business practices of TASS or any of its Subsidiaries in any area; and (v) none of them is materially burdensome to TASS or its Subsidiaries.

         Section 3.14 Real Property and Leaseholds. Set forth in the Disclosure Letter and on Schedule 3.14 is (i) a brief description of each parcel of real property, including plants, structures or improvements thereon, owned by or leased to TASS or any of its Subsidiaries and (ii) a description of all other interests, if any, in real property owned or claimed by TASS or any of its Subsidiaries. Schedule 3.14 contains a true copy of each of the deeds, leases or other documents evidencing such other interests listed in the Disclosure Letter and on Schedule 3.14 and such further details as Tremont has requested.

         Section 3.15 Intellectual Property. Schedule 3.15 contains a complete and correct list of all (i) U.K., U.S. and other patents, trademark and trade name registrations, trademarks and trade names, brandmarks and brand name registrations, servicemarks and servicemark registrations, assumed names and copyrights and copyright registrations, owned in whole or in part or used by TASS or any of its Subsidiaries, and all applications therefor,

(ii) inventions, discoveries, improvements, processes, formulae, proprietary rights and trade secrets relating to the business of TASS or any of its Subsidiaries, and (iii) licenses and other agreements to which TASS or any of its Subsidiaries is a party or otherwise bound which relate to any of the foregoing. TASS or any such Subsidiary owns or has the legal and beneficial right to use all of the foregoing; no proceedings have been instituted, are pending or, to the best of the knowledge of TASS, Meaden and Taylor, are threatened, which challenge the rights of TASS or any of its Subsidiaries in respect thereto or the validity thereof and, to the best of the knowledge of TASS, Meaden and Taylor, there is no valid basis for any such proceedings; to the best of the knowledge of TASS, Meaden and Taylor, none of the aforesaid violates any laws, statutes, ordinances or regulations, or has at any time for which the statutory period of limitations applicable to such infringement has expired infringed upon or violated any rights of privacy or libel or any other rights of others including but not limited to any copyright infringement, or is being infringed by others including but not limited to any copyright infringement; and none of the aforesaid is subject to any outstanding order, decree, judgment, stipulation or charge.

         Section 3.16 No Violation of Law. Neither TASS nor any of its Subsidiaries, nor any of its or their respective employee shareholders, executive directors, officers or other employees within the scope of their respective employment is engaging in any activity or omitting to take any action as a result of which any of them is in violation of any applicable order, injunction or decree, nor are any of them, to the best of TASS's and Meaden's and Taylor's actual knowledge, engaging in any activity or omitting to take any action as a result of which (i) any of them is in violation of any law, rule, regulation, zoning or other ordinance, statute, or any other requirement of any court or governmental, regulatory or administrative body or agency, applicable to TASS or any of its Subsidiaries, the business of TASS or any of its Subsidiaries or any of its or their properties or assets; or (ii) there is likely to be experienced a Material Adverse Effect.

         Section  3.17  Approvals;  Government  Regulation.  (a)  Set  forth  on
Schedule 3.17(a) is a complete and correct list of all governmental and administrative consents, permits, appointments, approvals, licenses, certificates and franchises which are necessary for the operation of the business of TASS and/or its Subsidiaries, including all licenses and registrations required by the SFA for TASS and/or any of its Subsidiaries and/or any of its or their respective shareholders, directors, officers or employees, all of which have been obtained by TASS and/or such Subsidiaries and/or such shareholders, directors, officers or employees and are in full force and effect.

                  (b) Except as set forth in the Disclosure Letter, neither TASS nor any of its Subsidiaries nor any of its or their respective shareholders, directors, officers or employees, nor any entity presently controlled by TASS or any of its Subsidiaries or any of its or their respective shareholders, directors, officers or employees, nor, to the best of the knowledge of Meaden and Taylor, any former shareholder, director, officer or employee of TASS or any of its Subsidiaries, or any entity previously controlled by TASS or any of its Subsidiaries, or any of its or their respective shareholders, directors, officers or employees,] at any time during the five (5) year period prior to the date hereof has been
(i) subject to any expulsion, bar, fine, civil penalty or censure, suspension or revocation of membership or registration, injunction or other sanction (each, a "Disciplinary Action") through an adverse determination, voluntary settlement or otherwise in an action or proceeding brought before the SFA, the SEC or any other U.K. or U.S. or other agency or regulatory authority, any U.K. or U.S. or other security or other exchange or any self-regulatory organization, nor is any such Disciplinary Action pending, or (ii) charged with, been convicted or found or pled guilty to or nolo contendere to any felony in any U.K. or U.S. or other court, or been found by or by agreement of settlement with, any U.K., U.S. or other court or agency or regulatory authority, to have violated any provision, or rule or regulation thereunder, of the Securities Act, the Exchange Act, the Investment Advisors Act, the Investment Company Act, the Companies Act or similar statute, rule regulation of any U.K. or U.S. or other jurisdiction, or any rule or regulation of the SFA nor is any such charge or action pending. There does not exist, to the best of the knowledge of Meaden and Taylor, nor is there reasonably likely to occur, any occurrence or state of facts involving TASS or any of its Subsidiaries, or any of its or their respective shareholders, officers, directors or employees, which would reasonably be likely to prohibit, terminate, suspend or materially and adversely affect any registrations, licenses or qualifications of TASS, or any of its Subsidiaries, or any of its or their respective shareholders, directors, officers or employees with the SFA and any U.K., U.S. or other agency or any regulatory authority, to which it currently is or proposes to be subject. Set forth on Schedule 3.17(b) is a copy of any and all filings, reports, notices, or other correspondence filed with or submitted to any and all governmental agencies and regulatory authorities within the past three (3) years with respect to TASS or any of its Subsidiaries or its or their respective shareholders, officers, directors and employees.

                  (c) TASS is and has been since 1991 duly registered as an adviser with the SFA or its predecessor. TASS is in compliance with all laws, rules and regulations requiring registration, licensing or qualification, or otherwise regulating the conduct of its business as an adviser where its failure to so comply is likely to have a Material Adverse Effect. Each such registration is in full force and effect. TASS has previously disclosed to Tremont its communications with the SFA regarding, describing or referring to TASS's permitted activities under the rules and regulations of the SFA or such other applicable rules, regulations and laws. Except as set forth in the Disclosure Letter, TASS has filed all forms, reports and documents required to be filed by it with the SFA up to and since December 31, 1998. As of their respective dates, such forms, reports and documents (i) were prepared in accordance with the rules and regulations of the SFA, and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Under the rules and regulations of the SFA, the following parties are deemed to be "controllers" of TASS: Nicola Meaden, Laurence Huntington Taylor, II and Norma Smith.

                  (d) Except as disclosed to Tremont prior to the date hereof, TASS is and has been since June 7, 1996 duly registered as an investment adviser under the Investment

Advisers Act; TASS is registered as an investment adviser in the states referenced in item 7, Part I of its current Form ADV, and is in compliance with all state laws requiring registration, licensing or qualification as an investment adviser; and each such federal and state registration is in full force and effect. TASS has delivered to Tremont a true and complete copy of its Form ADV, as amended to date, filed by TASS with the SEC; copies of all state registration forms, likewise as amended to date; copies of all reports required to be filed or kept by TASS pursuant to the Investment Advisers Act and the rules promulgated thereunder and pursuant to applicable state statutes, and copies of any and all notices, customer complaints or other correspondence of a regulatory nature filed in connection with TASS or to which TASS or any of its shareholders, directors, officers or employees is a party or otherwise involves TASS or any of such other parties. Except as disclosed to Tremont by TASS prior to the date hereof, TASS has filed all amendments required to be filed to its Form ADV and state registration forms under federal and state law; and has filed all reports required to be filed by it under the Exchange Act (including Sections 13(d), (g) and (f) thereof) and the rules promulgated thereunder.

                  (e) TASS is not an "investment company," within the meaning of the Investment Company Act, which is required to be registered under the Investment Company Act in order to engage in the transactions described in
Section 7 of the Investment Company Act. TASS is not a "broker" or "dealer" within the meaning of the Exchange Act. Copies of all inspection reports or similar documents furnished to TASS by the SEC or state regulatory authorities since December 31, 1997 have been provided to Tremont. TASS is not required to disclose any information to clients under SEC Rule 206(4)-4 promulgated under the Investment Advisers Act.

                  (f) TASS has adopted a formal code of ethics, a true, complete and accurate copy of which has been provided to Tremont. Its policies with respect to avoiding conflicts of interest are as set forth in its Form ADV, as amended, which has been delivered to Tremont. There have been no violations or allegations of violations of such policies.

                  (g) As of their respective dates, all reports and notices filed by or on behalf of TASS, or any of its Subsidiaries, or any of its or their respective shareholders, directors, officers or employees with any U.K., U.S. or other agency or regulatory authority, foreign or domestic, as contemplated under this Section 3.17, (i) were prepared in accordance with the rules and regulations of the SFA, the Securities Act, the Exchange Act or any other similar statute, rule or regulation, and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 3.18 Litigation. Except as set forth on Schedule 3.18, there are no claims, suits or actions, or administrative, arbitration or other proceedings or governmental investigations or complaints, pending or, to the best of the knowledge of Meaden and Taylor, threatened against or relating to TASS, or any of its Subsidiaries, or any of its or their respective shareholders, directors, officers, or employees, the business of TASS or any of its Subsidiaries or any of its or their respective properties or assets before any U.K., U.S. or other court, administrative, governmental or regulatory authority or body. There are no judgments, orders, stipulations, injunctions, decrees or awards in effect which relate to TASS, or any of its Subsidiaries or any of its or their respective shareholders, directors, officers, or employees, the business of TASS or any of its Subsidiaries or any of its or their respective properties or assets, the effect of which is (i) to limit, restrict, regulate, enjoin or prohibit any business practice in any area, or the acquisition of any properties, assets or businesses, or (ii) likely to have a Material Adverse Effect. Neither Meaden nor Taylor knows of any reasonable basis for any future claim, suit, proceeding, investigation or complaint against either TASS or any of its Subsidiaries or either Meaden or Taylor which might have a Material Adverse Effect following the Closing Date.

         Section 3.19 Insurance. Schedule 3.19 contains a true and correct copy of the insurance policy maintained by TASS. Subject to the information set forth in the Disclosure Letter, all assets and risks of TASS and its Subsidiaries of a material nature are covered by such policy, which is valid and currently effective and is of a type and in an amount which is consistent with customary practices and standards of companies engaged in businesses and operations similar to those of TASS and its Subsidiaries including, without limitation, data base businesses.

         Section 3.20 Labor, Benefit and Employment Agreements and Arrangements.
(a) Schedule 3.20 to the Disclosure Letter hereto contains a complete and correct list and summary description of all (i) union, collective bargaining, employment, management, termination and consulting agreements to which TASS or any of its Subsidiaries is a party or otherwise bound, whether under the laws of England or Wales or otherwise, and (ii) compensation plans and arrangements; bonus and incentive plans and arrangements; deferred compensation plans and arrangements; pension and retirement plans and arrangements; profit sharing and thrift plans and arrangements; stock or share purchase and stock or share option plans and arrangements; hospitalization and other life, medical expenses, health or disability insurance or reimbursement programs; holiday, sick leave, severance, vacation, tuition reimbursement, personal loan and product purchase discount policies and arrangements; and all other plans or arrangements, authorized by contract or required or permitted by statute, providing for benefits for employees of TASS or any of its Subsidiaries. No party to any such agreement set forth in Schedule 3.20 is in breach thereof or in default thereunder, and no event has occurred that with the passage of time or the giving of notice, or both, would constitute such a breach or default.

                  (b) In addition, Schedule 3.20 sets forth a true and complete list showing the names of all persons employed by TASS and any of its Subsidiaries as of the date hereof and the aggregate compensation paid or payable to each such person for each of the 1998 and 1997 calendar years, together with such person's renumeration (including accrued but unpaid renumeration, as applicable), job title, notice period, date of commencement of continuous employment and cost of certain benefits.

                  (c) (i) Except as set forth on Schedule 3.20, neither TASS nor any of its Subsidiaries is obliged to increase the renumeration to any of its employees, whether pursuant to a statutory or contractual obligation; (ii) except as set forth on Schedules 3.20 or 7.3, there are no amounts owing by TASS or any of its Subsidiaries to any employee or former employee other than for renumeration accrued, commissions earned or reimbursable business expenses incurred for the period in which the date of this Agreement falls; and (iii) neither TASS nor any of its Subsidiaries has incurred any liability within the last twelve (12) months for any breach of the terms of, or related to the termination of, the employment of any employee, and, to the best of the knowledge of Meaden and Taylor, there are no circumstances which reasonably could give rise to any such liability.

         Section 3.21 Affiliated or Inter-Company Transactions. Except as set forth on Schedule 3.21 or in the Financial Statements, there exist no
inter-company   transactions  between  TASS  and  any  of  its  Subsidiaries  or affiliates, and none of TASS's shareholders and none of the officers or directors of TASS or any of its Subsidiaries are indebted to, or otherwise a party to any transaction involving, TASS or any of its Subsidiaries, and neither TASS nor any of its Subsidiaries is indebted to, or otherwise a party to any transaction involving, any of such persons.

         Section 3.22 Banks; Powers of Attorney. Schedule 3.22 contains a complete and correct list showing (i) the names and addresses of each bank and other financial institutions in which TASS or any of its Subsidiaries has an account or safe deposit box and the names of all persons authorized to draw thereon or who have access thereto, and (ii) the names of all persons or entities, if any, holding powers of attorney from TASS or any of its Subsidiaries and a summary statement of the terms thereof.

         Section 3.23 Clients. Schedule 3.23 to the Disclosure Letter contains (except in cases where disclosure prior to Closing would constitute a breach of agreed client confidentiality, in which case a side letter providing such information will be delivered at and as of Closing) the name and address of each of TASS's and its Subsidiaries' clients or subscribers and, in the case of each of the ten largest clients or subscribers of TASS and its Subsidiaries, by volume of sales, an approximation of the percentage of total sales dollars received for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 from each of such clients or subscribers. Since December 31, 1997, neither TASS nor any of its Subsidiaries has received any notice from any of its clients or subscribers that they intend to cease doing business with TASS or any of its Subsidiaries, other than immaterial cancellations of subscriptions, and neither TASS nor the Controlling Shareholders have any reason to believe that any of the clients or subscribers of TASS or any of its Subsidiaries intend to cease doing business to any material extent with TASS or any of its Subsidiaries as a result of the Reorganization or otherwise.

         Section 3.24 Year 2000 Readiness. TASS is aware and has general knowledge of what is commonly referred to as "Year 2000" ("Y2K") problems, and, to the best of the knowledge of Meaden and Taylor, TASS and each of the Subsidiaries are, and as of the Closing Date will be, in compliance with all applicable U.K., U.S. and other laws, rules and regulations, including the rules and regulations of the SEC and those of the SFA relating to Y2K compliance. TASS and each of its Subsidiaries have taken, or are currently taking, all reasonably appropriate steps to avoid Y2K problems, including the internal testing of TASS's and each Subsidiary's software, "point-to-point" testing of software (i.e., testing with subscribers and service providers), and the implementation of tested software, and neither the SEC, the SFA nor any other regulatory body has indicated to TASS or any of its Subsidiaries that the steps it is or they are taking to address Y2K problems are inadequate, inappropriate or of concern to it. Schedule 3.24 describes the details of such testing as described herein.

         Section 3.25 Brokers. No agent, broker, person or firm acting on behalf of TASS or any of the Shareholders, or under its, his or her or their authority, is or will be entitled to a financial advisory fee, brokerage commission, finder's fee, or other like payment in connection with any of the transactions contemplated hereby.

         Section 3.26 Adequacy of Representations and Warranties. All representations and warranties of the Shareholders and TASS contained herein shall be true and correct in all material respects on and as of the Closing Date with the same effect as if made on and as of such date.

                                   ARTICLE IV
              REPRESENTATIONS AND WARRANTIES AS TO THE SHAREHOLDERS

         The Shareholders, severally and not jointly, hereby represent and warrant to Tremont with respect to each of themselves only as follows:

         Section 4.1 Ownership of Shares and Preference Shares. Each Shareholder is the legal and beneficial owner of all of the ordinary shares indicated opposite his or her name on Schedule 4.1. Each Shareholder has good and marketable title to the Shares owned by him or her, free and clear of any and all liens, claims, options, charges, encumbrances and restrictions of any nature whatsoever and each Shareholder has the right, power, authority and capacity to enter into this Agreement and to sell, assign, transfer and deliver with full title guarantee the Shares owned by him or her, and the complete right, title and interest thereto, to Tremont as herein provided.

         Section 4.2 Outstanding Rights to Acquire Shares. There are no outstanding options, warrants, rights, calls, commitments, conversion rights, puts, plans, agreements or commitments of any character to which such Shareholder is a party or otherwise bound which provide for the acquisition or disposition of any share capital or capital stock of TASS or any of its Subsidiaries owned by him or her; and on the Closing Date, there will be no options, warrants, rights, calls, commitments, conversion rights, puts, plans, agreements or commitments of any character to which such Shareholder will have been a party or otherwise bound providing for the acquisition or disposition of any share capital or capital stock of TASS or any of its Subsidiaries owned by him or her, or any obligations or securities owned by such Shareholder convertible into, or exchangeable for, or exercisable into, any share capital or capital stock of TASS or any of its Subsidiaries or other equity interests in TASS or any of its Subsidiaries.

         Section 4.3 Transfer of Title. At the Closing, upon the delivery by each Shareholder to Tremont of the share certificates representing the Shares owned by him or her, and duly executed stock transfer forms in favor of Tremont in respect of such Shares and the entry of Tremont in the register of members of TASS as the holder of such Shares, Tremont will have good and marketable title to such Shares, free and clear of any and all liens, claims, options, charges, encumbrances and restrictions of any nature whatsoever.

         Section 4.4 Binding Commitment. Each Shareholder has the necessary power and authority to enter this Agreement and to carry out his or her obligations hereunder. This Agreement has been duly and validly executed and delivered by each Shareholder and constitutes, and when executed and delivered by all parties thereto, all such other agreements and instruments referred to herein to which such Shareholder is a party will be duly and validly executed by such Shareholder and will constitute, the legal, valid and binding obligation of such Shareholder enforceable against such Shareholder in accordance with their respective terms (except to the extent that the enforceability thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally or by the principles governing the availability of equitable remedies).

         Section 4.5 No Conflict; Required Filings and Consents. Except for obtaining the Required Consents, the execution, delivery and performance by each Shareholder and each Preferred Shareholder of this Agreement or of any agreement or instrument to be executed and delivered by him or her pursuant hereto, and the consummation by each Shareholder of the transactions contemplated hereby and thereby, do not and will not: (i) violate or conflict with, or, in the case, of each Smith, Benard and Myers, to the best of each of their actual knowledge, violate or conflict with, the Organizational Documents of TASS; (ii) violate or conflict with or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under any agreement, indenture, instrument or understanding to or such Shareholder is a party or by which she or he is bound or violate any judgment, decree, law, rule or regulation to which such Shareholder is a party or by which he or she is bound, and, except with respect to any inability of such Shareholder to transfer his or her Shares or a breach by such Shareholder of his or her representations and warranties contained in Section 4.3, to which such qualification shall not apply, where any such violation, conflict or default is likely to have a Material Adverse Effect; or (iii) result in the creation of, or give any party the right to create any lien or encumbrance upon the Shares.

         Section 4.6 Securities Matters. With respect to the shares of Tremont Class B Common Stock to be received by each Shareholder in exchange for his or her Shares, such

Shareholder represents and warrants as set forth below. For the purposes of this
Section 4.6, the Shares of Tremont Class B Common Stock to be received by each Shareholder hereunder shall be referred to as the "Securities."

                  (a) Each Shareholder understands that the Securities have not been registered under the Securities Act, or under the securities laws of any U.S. state jurisdiction or other jurisdiction, by reason of a specified exemption from the registration provisions thereunder.

                  (b) Each Shareholder acknowledges that the Securities must be held indefinitely unless they are subsequently registered under the Securities Act and under applicable state securities laws or an exemption from such registration is available. Each Shareholder has been advised or is aware that Rule 144 promulgated under the Securities Act, which permits limited resales of securities purchased in a private placement, is not currently available for resale of the Securities.

                  (c) Each  Shareholder has received and carefully  reviewed all information which such Shareholder deemed relevant in connection with his or her investment made hereby, including without limitation this Agreement. In addition, each Shareholder acknowledges that it has had the opportunity to ask questions of, and receive answers from, Tremont's representatives concerning Tremont's business, financial condition and results of operations.

                  (d) Each Shareholder is aware that no federal or state or other agency has passed upon or made any finding or determination concerning the fairness of the transactions contemplated by this Agreement or any of the related agreements and instruments or the adequacy of the disclosure of the exhibits and schedules hereto or thereto.

                  (e) Each Shareholder understands that all certificates for the Securities issued to him or her shall bear a legend in substantially the following form:

                           "THESE  SECURITIES HAVE NOT BEEN REGISTERED UNDER THE
                  SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAWS. THE SECURITIES MAY NOT BE OFFERED, SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF WITHOUT SUCH REGISTRATION OR UNLESS THE ISSUER RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE ISSUER), SATISFACTORY TO THE ISSUER (BOTH AS TO THE ISSUER OF THE OPINION AND THE FORM AND SUBSTANCE THEREOF), THAT SUCH DISPOSITION WILL NOT REQUIRE REGISTRATION OF SUCH SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS." THESE SECURITIES ARE SUBJECT TO FURTHER RESTRICTIONS AS SET FORTH IN THAT CERTAIN AGREEMENT AND PLAN OF REORGANIZATION DATED AS OF MARCH [9], 1999."

                                    ARTICLE V
                  REPRESENTATIONS AND WARRANTIES AS TO TREMONT

         Tremont hereby represents and warrants to TASS and the Shareholders as follows:

         Section 5.1 Organization and Qualification; Subsidiaries. Each of Tremont and its Subsidiaries is a corporation, duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has the requisite power and authority and any necessary governmental authority to own, operate or lease the properties that it owns, operates or leases or purports to own, operate or lease and to carry on its business as it is now being conducted, and is duly qualified as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned, operated or leased or the nature of its activities makes such qualification necessary, except for such failure which, alone or when taken together with all other such failures, would not have a Material Adverse Effect. A true and complete list of all of Tremont's Subsidiaries, together with the jurisdiction of incorporation of each Subsidiary and the percentage of each Subsidiary's outstanding capital stock or other equity interests owned by Tremont or a Subsidiary of Tremont, is set forth in Schedule 5.1 hereto. For the purposes of this Article V, reference to "Subsidiaries" of Tremont shall mean its significant Subsidiaries unless the context otherwise requires.

         Section 5.2 Certificate of Incorporation. Tremont has heretofore furnished to TASS a true, complete and correct copy of Tremont's certificate of incorporation and by-laws, each as amended to the date hereof, which are contained in Schedule 5.2. Such certificate of incorporation and by-laws of Tremont are in full force and effect. Neither Tremont nor any of its Subsidiaries is in violation of any of the provisions of its certificate of incorporation or by-laws.

         Section 5.3 Capitalization. The authorized capital stock of Tremont consists of 5,000,000 shares of Class A common stock, par value $.01 per share (the "Tremont Class A Common Stock"), and 10,000,000 shares of Tremont Class B Common Stock. As of December 31, 1998, 1,284,718 shares of Tremont Class A Common Stock and 2,939,604 shares of Tremont Class B Common Stock were validly issued and outstanding, fully paid and nonassessable. Except as set forth on
Schedule 5.3 hereto, since December 31, 1998, no additional shares of Tremont's capital stock have been issued. All the shares of Tremont Class B Common Stock issuable in exchange for the Shares in accordance with this Agreement will be, when so issued, duly authorized and validly issued, fully paid and nonassessable. Except as set forth on Schedule 5.3, there are no options, warrants, puts, calls, conversion rights or other rights, agreements, arrangements or commitments of any character obligating Tremont or any of its Subsidiaries to acquire, issue or sell any shares of capital stock of Tremont or other equity interests in Tremont, or any obligations or securities convertible into or exchangeable, for, or exercisable into, any shares of capital stock of

Tremont or other equity interests in Tremont, or any voting trusts, proxies or agreements relating to the voting of Tremont's capital stock.

         Section 5.4 Reports. (a) Tremont has filed all forms, reports and documents required to be filed with the SEC since December 31, 1997 and has previously furnished TASS and the Shareholders with true and complete copies (without exhibits) of its (i) Annual Reports on Form 10-KSB for the years ended December 31, 1996 and 1997, respectively, as filed with the SEC, (ii) Quarterly Reports on Form 10-QSB for the three months, six months and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998, respectively (all such reports set forth in (i) and (ii) being collectively referred to as the "Tremont Financial Statements"), (iii) proxy statements relating to all meetings of its stockholders (whether annual or special) since December 31, 1997 and (iv) all other reports or registration statements filed by Tremont with the SEC since December 31, 1997. As of their respective dates, such reports and statements (i) were prepared in accordance with the requirements of the Securities Act or the Exchange Act, as the case may be, and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                  (b) The financial statements contained in such reports and statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved (except as may be indicated in the notes thereto) and fairly present the financial position of Tremont as at the respective dates thereof and the results of operations and changes in financial position of Tremont for the periods indicated, except that the unaudited interim financial statements were or are subject to normal and recurring year-end adjustments which were not or are not expected to be material in amount.

                  (c) Tremont has heretofore furnished to TASS complete and correct copies of all amendments and modifications that have been filed by Tremont with the SEC to all agreements, documents and other instruments that previously had been filed by Tremont with the SEC and are currently in effect.

         Section 5.5 Authority Relative to this Agreement. Tremont has the necessary corporate power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement by Tremont, and each other agreement and instrument to be executed and delivered by it pursuant hereto, and the consummation by Tremont of the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action on the part of Tremont. This Agreement has been duly and validly executed and delivered by Tremont and constitutes, and when executed and delivered by all other parties thereto, all such other agreements and instruments to which Tremont is a party will be duly and validly executed by Tremont and will constitute, the legal, valid and binding obligations of Tremont, enforceable against it in accordance with their respective terms (except to the extent that the enforceability thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally or by the principles governing the availability of equitable remedies). The board of directors of Tremont has approved the Reorganization and the transactions contemplated by this Agreement, and Tremont has delivered to TASS and Meaden and Taylor complete and correct copies of all resolutions (whether adopted at a meeting or by written consent) adopted by the board of directors of Tremont with respect thereto.

         Section 5.6 No Conflict; Required Filings and Consents. (a) The execution, delivery and performance of this Agreement by Tremont and the consummation by Tremont of the transactions contemplated hereby, do not and will not: (i) violate or conflict with the certificate of incorporation or by-laws of Tremont or the certificate of incorporation or the by-laws or such equivalent organizational documents of any of its Subsidiaries; (ii) violate or conflict with or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under any agreement, indenture, instrument or understanding to which Tremont or any of its Subsidiaries is a party or by which it is bound, or violate any judgment, decree, law, rule or regulation to which Tremont or any of its Subsidiaries is a party or by which it is bound, where any such violation, conflict or default is likely to have a Material Adverse Effect; (iii) result in the creation of, or give any party the right to create any lien or encumbrance upon the property or assets of Tremont or any of its Subsidiaries which is likely to have a Material Adverse Effect; (iv) terminate or modify, or give to another the right to terminate or modify the provisions or terms of any agreement or commitment to which Tremont or any of its Subsidiaries is a party or by which Tremont or any Subsidiary is subject or bound the result of which is likely to have a Material Adverse Effect; (v) result in any suspension, revocation, impairment, forfeiture or non-renewal of any permit, license, qualification, authorization or approval applicable to Tremont or any of its Subsidiaries which is likely to have a Material Adverse Effect; or (vi) materially interfere with a adversely affect the ability of Tremont or any of its Subsidiaries to carry on the business of Tremont or such Subsidiary after the Closing Date on substantially the same basis as it is now conducted.

                  (b) Except for applicable requirements, if any, of the Exchange Act, the Securities Act, the Investment Advisors Act, the Companies Act, IITSSA and applicable U.S. blue sky and other U.K. laws, neither Tremont nor any of its Subsidiaries is required to submit any notice, report or other filing with any U.S., U.K. or other governmental authority in connection with the execution, delivery or performance of this Agreement or the consummation of the transactions contemplated hereby. Except for obtaining material consents, if any, set forth in Schedule 5.6(b), no waiver, consent, approval or authorization of any U.S., U.K. or other governmental or regulatory authority is required to be obtained or made by either Tremont or any of its Subsidiaries in connection with its execution, delivery or performance of this Agreement, except for such waivers, consents, approvals or authorizations the failure to obtain which is not likely to result in a Material Adverse Effect or interfere with the ability of Tremont to perform or carry out its obligations under this Agreement.

         Section 5.7 Absence of Certain Changes or Events. Since September 30, 1998, except as contemplated in this Agreement or any exhibit or schedule hereto, there has not been or occurred (a) any event or condition which, alone or when taken together with any other related or similar event or condition, is likely to have a Material Adverse Effect; (b) any damage, destruction or loss (whether or not covered by insurance) with respect to any of the assets of Tremont or any of its Subsidiaries which, alone or when taken together with any other damage, destruction or loss, is likely to have a Material Adverse Effect;
(c) except as otherwise set forth herein, any redemption or, to the best of Tremont's knowledge, other acquisition of Tremont's common or preferred stock or any of its Subsidiaries or any declaration or payment of any dividend or other distribution in cash, stock or property with respect to Tremont's common or preferred stock; (d) any entry into any material commitment or transaction (including, without limitation, any borrowing or capital expenditure) other than in the ordinary course of business or as contemplated by this Agreement; (e) any transfer of, or rights granted under, any leases, licenses, agreements, patents, trademarks, trade names or copyrights; (f) any mortgage, pledge, security interest or imposition of lien or other encumbrance on any asset of Tremont or any of its Subsidiaries; or (g) any change by Tremont in accounting principles or methods. Since September 30, 1998, Tremont and its Subsidiaries have conducted their business only in the ordinary course and in a manner consistent with past practice and have not made any material change in the conduct of the business or operations of Tremont and its Subsidiaries taken as a whole. Without limiting the generality of the foregoing, Tremont has not since such date, made any changes in executive compensation levels or in the manner in which other employees of Tremont or its

Subsidiaries are compensated or paid or agreed to pay any pension, retirement allowance or other employee benefit not required or permitted by any plan, agreement or arrangement existing on such date to any director, officer or employee, whether past or present, or committed itself to any collective bargaining agreement (except for renewals of existing collective bargaining agreements) or to any additional pension, profit-sharing, bonus, incentive, deferred compensation, stock purchase, stock option, stock appreciation right, group insurance, severance pay, retirement or other employee benefit plan, agreement or arrangement, or to any employment or consulting agreement with or for the benefit of any person, or to amend any of such plans or any of such agreements in existence on such date.

         Section 5.8 Tax Matters. Tremont and each of its Subsidiaries have filed or have caused to be filed with all required governmental agencies all tax returns and reports required to be filed by Tremont or any of its Subsidiaries, and each has paid in full or made adequate provision for the payment of, all Taxes, interest, penalties, assessments and deficiencies shown to be due or claimed to be due from any taxing authorities with respect to the periods ending on or prior to the Closing Date. The provision for income and other Taxes which is set forth on the December 31, 1997 consolidated balance sheet of Tremont (the "December 1997 Balance Sheet") is adequate for all accrued and unpaid Taxes of Tremont and each of its Subsidiaries as of December 31, 1997, whether (i) incurred in respect of or measured by income of Tremont or any of its Subsidiaries for any periods prior to the close of business on that date, or
(ii) arising out of transactions entered into, or any state of facts existing, on or prior to that date. Neither Tremont nor any of its Subsidiaries has executed or filed with any taxing authority any agreement extending the period for the assessment or collection of any income or other taxes, and is not a party to any pending or, to the best of the knowledge of Tremont, threatened, action or proceeding by any governmental authority for the assessment or collection of income or other taxes. All Taxes and other assessments and levies which Tremont or any of its Subsidiaries are required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper governmental authorities or are held by Tremont, or the Subsidiary, as the case may be, in separate bank accounts for such payment.

         Section 5.9 Accounts Receivable. The accounts and notes receivables of Tremont and each of its Subsidiaries as of December 31, 1997 and all accounts and notes receivables acquired by Tremont and each of its Subsidiaries subsequent to December 31, 1997 and prior to the close of business on September 30, 1998 have arisen in the ordinary course of business, have not been and are not subject to valid counterclaims or set-offs, and, except as reserved for on the Tremont Financial Statements, Tremont is not aware of any impediment to their collection.

         Section 5.10 Title to Property. Tremont and each of its Subsidiaries have good and marketable title, or valid leasehold rights in the case of leased property, to all real property and all personal property (other than personal property title to which is specified elsewhere in this Agreement) owned or leased by them, or purported to be owned or leased by them, free and clear of all liens, security interests, claims, encumbrances and charges, and is solely legally and beneficially entitled to such property, except for (i) liens for fees, taxes, levies, imposts, duties or governmental charges of any kind which are not yet due or are being contested in good faith by appropriate proceedings which suspend the collection thereof, (ii) liens created in the ordinary course of business in connection with the leasing or financing of office, computer and related equipment and supplies, (iii) liens or defects in title or leasehold rights known, or, in the exercise of reasonable care, should be known, to Tremont, which, alone or when taken together with any other liens or defects, do not and will not have a Material Adverse Effect, or (iv) liens set forth on
Schedule 5.10 hereto.

         Section 5.11 Intellectual Property. Schedule 5.11 contains a complete and correct list of all (i) U.S. and foreign patents, trademark and trade name registrations, trademarks and trade names, brandmarks and brand name registrations, servicemarks and servicemark registrations, assumed names and copyrights and copyright registrations, owned in whole or in part or used by Tremont or any of its Subsidiaries, and all applications therefor, (ii)
inventions, discoveries, improvements, processes, formulae, proprietary rights and trade secrets relating to the business of Tremont or any of its Subsidiaries, and (iii) licenses and other agreements to which Tremont or any of its Subsidiaries is a party or otherwise bound which relate to any of the foregoing. Tremont or any such Subsidiary owns or has the legal and beneficial right to use all of the foregoing; no proceedings have been instituted, are pending or, to the best of Tremont's knowledge, are threatened, which challenge the rights of Tremont or any of its Subsidiaries in respect thereto or the validity thereof and, to the best of the best of Tremont's knowledge, there is no valid basis for any such proceedings; to the best of Tremont's knowledge, none of the aforesaid violates any laws, statutes, ordinances or regulations, or has at any time infringed upon or violated any rights of privacy or libel or any other rights of others including but not limited to any copyright infringement, or is being infringed by others including but not limited to any copyright infringement; and none of the aforesaid is subject to any outstanding order, decree, judgment, stipulation or charge.

         Section 5.12 No Violation of Law. Neither Tremont nor any of its Subsidiaries nor any of its or their respective executive directors, officers or other employees within the scope of their respective employment is engaging in any activity or omitting to take any action as a result of which any of them is in violation of any applicable order, injunction or decree, nor is it or are they engaging in any activity or omitting to take any action as a result of which (i) to the best of Tremont's knowledge, none of them are in violation of any law, rule, regulation, zoning or other ordinance, statute, or any other requirement of any court or governmental, regulatory or administrative body or agency, applicable to Tremont or any of its Subsidiaries, the business of Tremont or any of its Subsidiaries or any of its or their properties or assets; or (ii) there is reasonably likely to be experienced a Material Adverse Effect.

         Section  5.13  Approvals;  Government  Regulation.  (a)  Set  forth  on
Schedule 5.13(a) is a complete and correct list of all governmental and administrative consents, permits, appointments, approvals, licenses, certificates and franchises which are necessary for the operation of the business of Tremont and/or its Subsidiaries, including all licenses and registrations required by the SEC for Tremont and/or any of its Subsidiaries and/or any of its or their respective directors, officers or employees, all of which have been obtained by Tremont and/or such Subsidiaries and/or such directors, officers or employees and are in full force and effect.

                  (b) Except as set forth on Schedule 5.13(b), neither Tremont nor any of its Subsidiaries nor any of its or their respective directors, officers or employees, nor any entity presently controlled by Tremont or any of its or their respective directors, officers or employees, nor, to the best of Tremont's knowledge, any former director, officer or employee of Tremont or any of its Subsidiaries, nor any entity previously controlled by Tremont or any of its Subsidiaries or any of its or their respective directors, officers or employees, in the previous five (5) years has been (i) subject to any expulsion, bar, fine, civil penalty or censure, suspension or revocation of membership or registration, injunction or other sanction (each, a "Disciplinary Action") through an adverse determination, voluntary settlement or otherwise in an action or proceeding brought before the SEC or any other domestic or foreign agency or regulatory authority, any domestic or foreign security or other exchange or any self-regulatory organization, nor is any such Disciplinary Action pending, or
(ii) charged with, been convicted or found or pled guilty to or nolo contendere to any felony in any domestic or foreign court, or been found by or by agreement of settlement with, any court or agency or regulatory authority, domestic or foreign, to have violated any provision, or rule or regulation thereunder, of the Securities Act, the Exchange Act, the Investment Advisors Act, the Investment Company Act or similar statute, rule regulation of any domestic or foreign jurisdiction, nor is any such charge or action pending. There does not exist, to the best of the knowledge of Tremont, nor is there reasonably likely to occur, any occurrence or state of facts involving Tremont or any of its Subsidiaries, or any of its or their respective officers, directors or employees, which would reasonably be likely to prohibit, terminate, suspend or materially and adversely affect any registrations, licenses or qualifications of Tremont, or any of its Subsidiaries, or any of its or their respective directors, officers or employees with the SEC and other agency or any regulatory authority, foreign or domestic, to which it currently is or proposes to be subject. Set forth on Schedule 5.13(b) is a copy of any and all filings, reports, notices, customer complaints or other correspondence filed with or submitted to any and all governmental agencies and regulatory authorities within the last three (3) years with respect to Tremont or any of its Subsidiaries or its or their respective officers, directors and employees.

                  (c) Tremont's Subsidiary, Tremont Partners, Inc. ("TPI"), is and has been since April 13, 1985 duly registered as an investment adviser under the Investment Advisers Act and is in compliance with all relevant laws, rules and regulations governing investment advisors, foreign and domestic, where the failure to so comply is likely to result in a Material Adverse Effect.

                  (d) TPI is not an "investment company," within the meaning of the Investment Company Act which is required to be registered under the Investment Company Act in order to engage in the transactions described in
Section 7 of the Investment Company

Act. TPI is not a "broker" or "dealer" within the meaning of the Exchange Act. Copies of all inspection reports or similar documents furnished to TPI by the SEC or state regulatory authorities since December 31, 1997 have been provided to TASS. TPI is not required to disclose any information to clients under SEC Rule 206(4)-4 promulgated under the Investment Advisers Act.

                  (e) TPI has adopted a formal code of ethics, a true, complete and accurate copy of which has been provided to TASS. Its policies with respect to avoiding conflicts of interest are as set forth in its Form ADV, as amended, which has been delivered to TASS. There have been no violations or allegations of violations of such policies which have occurred or been made.

                  (f) As of their respective dates, all reports and notices filed by or on behalf of TPI, or any of its directors, officers or employees with any agency or regulatory authority, foreign or domestic, as contemplated under this Section 5.13, (i) were prepared in accordance with the rules and regulations of the Securities Act, the Exchange Act or any other similar statute, rule or regulation, and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 5.14 Insurance. All assets and risks of Tremont and its Subsidiaries of a material nature are covered by valid and currently effective insurance policies in such types and amounts as are consistent with customary practices and standards of companies engaged in businesses and operations similar to those of Tremont and its Subsidiaries.

         Section 5.15 Affiliated or Inter-Company Transactions. There exist no inter-company transactions between Tremont and any of its Subsidiaries or Affiliates, and none of Tremont's shareholders and none of the officers or directors of Tremont or any of its Subsidiaries are indebted to, or otherwise a party to any transaction involving, Tremont or any of its Subsidiaries, and neither Tremont nor any of its Subsidiaries is indebted to, or otherwise a party to any transaction involving, any of such persons, other than on an arm's length basis and in accordance with generally accepted accounting principles.

         Section 5.16 Clients. Schedule 5.16 contains (except in cases where disclosure prior to the Closing would constitute a breach of agreed client confidentiality, in which case a side letter providing such information will be delivered at and as of closing) the name and address of each of Tremont's and its Subsidiaries' clients or accounts and, in the case of each of the ten largest clients or accounts of Tremont and its Subsidiaries, by volume of sales, an approximation of the percentage of total sales dollars received for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 from each of such clients or accounts. Since December 31, 1997, neither Tremont nor any of its Subsidiaries has received any notice from any of its clients or accounts that they intend to cease doing business with

Tremont or any of its Subsidiaries, other than immaterial cancellations of accounts, and Tremont has no reason to believe that any of the clients or accounts of Tremont or any of its Subsidiaries intend to cease doing business to any material extent with Tremont or any of its Subsidiaries as a result of the Reorganization or otherwise.

         Section 5.17 Litigation. Other than as set forth on Schedule 5.17, there are no claims, suits or actions, or administrative, arbitration or other proceedings or governmental investigations, pending or, to the best of the knowledge of Tremont, threatened against or relating to Tremont or any of its Subsidiaries, the business of Tremont or any of its Subsidiaries or any of its or their respective properties or assets before any court, administrative, governmental or regulatory authority or body, domestic or foreign. There are no judgments, orders, stipulations, injunctions, decrees or awards in effect which relate to Tremont or any of its Subsidiaries, the business of Tremont or any of its Subsidiaries or any of its or their respective properties or assets, the effect of which is (i) to limit, restrict, regulate, enjoin or prohibit any business practice in any area, or the acquisition of any properties, assets or businesses, or (ii) likely to have a Material Adverse Effect. Tremont knows of no reasonable basis for any future claim, suit, proceeding, investigation or complaint against either Tremont or any of its Subsidiaries which might have a Material Adverse Effect following the Closing Date.

         Section 5.18 Year 2000 Readiness. Tremont is aware and has general knowledge of what is commonly referred to as "Year 2000" ("Y2K") problems, and, to the best of the knowledge of Tremont, Tremont and each of its Subsidiaries are, and as of the Closing Date will be, in compliance with all applicable laws, rules and regulations, including the rules and regulations of the SEC relating to Y2K compliance. Tremont and each of its Subsidiaries have taken, or are currently taking, all reasonably appropriate steps to avoid Y2K problems, including the internal testing of Tremont's and each Subsidiary's software, "point-to-point" testing of software (i.e., testing with subscribers and service providers), and the implementation of tested software, and neither the SEC nor any other regulatory body has indicated to Tremont or any of its Subsidiaries that the steps it is taking to address Y2K problems are inadequate, inappropriate or of concern to it.

         Section 5.19 Brokers. No agent, broker, person or firm acting on behalf of Tremont or under its authority, is or will be entitled to a financial advisory fee, brokerage commission, finder's fee or other like payment in connection with any of the transactions contemplated hereby.

         Section 5.20 Adequacy of Representations and Warranties. All representations and warranties of Tremont contained herein shall be true and correct in all material respects on and as of the Closing Date with the same effect as if made on and as of such date.

                                   ARTICLE VI
                         CONDUCT OF BUSINESS PENDING THE
                  REORGANIZATION; ACCESS TO COMPANY INFORMATION

         Section 6.1 Conduct of Business by TASS Pending the Reorganization. TASS and each of Meaden and Taylor covenant and agree that, between the date of this Agreement and the Closing Date or the date of the earlier termination of this Agreement, unless Tremont shall otherwise consent in writing in advance, the business of TASS and its Subsidiaries shall be conducted only in, and TASS and its Subsidiaries shall not take any action except in, the ordinary course of business and in a manner consistent with past practice with a view towards maximizing sales and profits, and TASS and Meaden and Taylor will use their reasonable best efforts to (i) preserve substantially intact the business organization of TASS and its Subsidiaries, (ii) maintain and preserve the Software and the other assets of TASS and the Subsidiaries and its and their books and records, properties and business, (iii) keep confidential TASS's proprietary and confidential business information, (iv) keep available the services of the present officers and the significant employees, agents and consultants of TASS and its Subsidiaries, (v) retain TASS's and its Subsidiaries' good will, and (vi) preserve the present relationships of TASS and its Subsidiaries with customers, clients, suppliers and other persons with which TASS or any of its Subsidiaries has significant business relations. By way of amplification and not limitation, except as contemplated by this Agreement, neither TASS nor any of its Subsidiaries shall, between the date of this Agreement and the Closing Date, directly or indirectly do any of the following without the prior written consent of Tremont:

                  (a) (i) issue, sell, pledge, dispose of, encumber, authorize, or propose the issuance, sale, pledge, disposition, encumbrance or authorization of any share capital of any class, or any options, warrants, convertible securities or other rights of any kind to acquire any share capital, or any other ownership interest, of TASS or any of its Subsidiaries; (ii) amend or propose to amend the Certificate of Incorporation, the Memorandum of Association, or the Articles of Association or the equivalent organizational documents of TASS or any of its Subsidiaries; (iii) split, combine or reclassify any outstanding share capital of TASS, or declare, set aside or pay any dividend or distribution payable in cash, stock, property or otherwise with respect to TASS's shares; (iv) redeem, purchase or otherwise acquire or offer to redeem, purchase or otherwise acquire any share capital; or (v) authorize or propose or enter into any contract, agreement, commitment or arrangement with respect to any of the matters set forth in this Section 6.1(a);

                  (b) (i) acquire (by merger, consolidation, amalgamation or acquisition of stock or assets) any corporation, partnership or other business organization or division thereof; (ii) except in the ordinary course of business and in a manner consistent with past practices, sell, pledge, dispose of, or encumber or authorize or propose the sale, pledge, disposition or encumbrance of any assets of TASS or any of its Subsidiaries; (iii) incur any indebtedness for borrowed money, or enter into any contract or agreement, except in the ordinary course of business; (iv) authorize any capital expenditure which is in excess of $10,000; or (v) enter into or amend any contract, agreement, commitment or arrangement with respect to any of the matters set forth in this Section 6.1(b);

                  (c) take any action other than in the ordinary course of business and in a manner consistent with past practice or as otherwise required by law with respect to the grant of any severance or termination pay (otherwise than pursuant to policies of TASS or any of its Subsidiaries in effect on the date hereof) or with respect to any increase of benefits payable under its severance or termination pay policies in effect on the date hereof;

                  (d) make any payments (except in the ordinary course of business and in amounts and in a manner consistent with past practice) under any employee plan to any employee of, or independent contractor or consultant to, TASS or any Subsidiary, enter into any new employee plan, any new employment or consulting agreement, grant or establish any new awards under such plan or agreement, or adopt or otherwise amend any of the foregoing;

                  (e) take any action except in the ordinary course of business and in a manner consistent with past practice with respect to accounting policies or procedures (including without limitation its procedures with respect to the payment of accounts payable);

                  (f) fail to timely file all forms, reports and documents required to be filed with Companies House, the SFA or the SEC pursuant to the Companies Act 1985, the Financial Services Act 1986, the Investment Advisors Act, the Exchange Act or the rules of the SFA; or

                  (g) take, or agree in writing or otherwise to take, any of the foregoing actions or any action which would make any representation or warranty of TASS contained in this Agreement untrue or incorrect in any material respect as of the date when made or as of a future date.

         Section 6.2 No Shopping. TASS and its Subsidiaries will not, directly or indirectly, through any officer, director, agent, financial adviser or otherwise, solicit, initiate or encourage submission of proposals or offers from any person relating to any acquisition or purchase of all or a substantial portion of the assets of, or any material equity interest in, TASS or any of its Subsidiaries or any business combination with TASS or any of its Subsidiaries, or participate in any negotiations regarding, or furnish to any other person any information with respect to, or otherwise cooperate in any way with, or assist or participate in, facilitate or encourage, any effort or attempt by any other person to do or seek any of the foregoing. TASS shall use its reasonable best efforts to cause all materials previously furnished to any third parties, if any, to be promptly returned to TASS and shall cease any negotiations conducted in connection therewith or otherwise conducted with any such parties. TASS shall promptly notify Tremont if any such proposal or offer, or any inquiry or contact with any person with respect thereto, is made, and shall furnish Tremont with a copy of any written proposal or offer.

     Section 6.3 Investigation; Access to Information. (a) From the date hereof to the Closing Date, Tremont may make such investigation of the properties and business of TASS and its Subsidiaries, as Tremont deems necessary or advisable, and TASS and the Shareholders, shall and shall cause TASS's Subsidiaries, officers, directors, employees, auditors and agents to, afford the officers, employees and agents of Tremont reasonable access at all reasonable times to its and their officers, employees, agents, properties, offices and other facilities and to all books and records, and shall furnish Tremont with all financial, operating and other data and information as Tremont, through its officers, employees or agents, may reasonably request. No such investigation nor any investigations made prior to the date hereof shall affect any of the representations and warranties of TASS or the Shareholders contained herein or in any agreement or instrument delivered pursuant hereto.

                  (b) Tremont and TASS each agrees that it shall, and shall cause its respective affiliates and, in the case of TASS, the Shareholders and each of their respective officers, directors, employees, financial advisors, attorneys, accountants, consultants and agents ("Representatives"), to use its and their reasonable best efforts to hold in strict confidence all data and information which may be obtained by either of them, or their respective Representatives, with respect to the other or any Subsidiaries of the other, or any division, associate, representative, agent or affiliate of the other (unless such information is or becomes publicly available without the fault of Tremont or TASS or any Representative thereof, as the case may be, or to the extent Tremont or TASS, as the case may be, deems public disclosure to be necessary in order to evaluate the properties and business of TASS and its Subsidiaries, on the one hand, or Tremont and its Subsidiaries, on the other, or to the extent public disclosure of such information is required by law or legal process) and each of

Tremont and TASS shall insure that their respective Representatives do not disclose such information except as provided herein without the prior written consent of the other.

                  (c) In the event of the termination of this Agreement, Tremont shall, and shall cause its affiliates and Subsidiaries and each Representative thereof to, return promptly every document furnished to it by TASS or any of its Subsidiaries, or any division, associate, Representative, agent or affiliate of TASS or its Subsidiaries in connection with the transactions contemplated hereby and any copies thereof which may have been made, and shall cause the Representatives of Tremont to whom such documents were furnished promptly to return such documents and any copies thereof any of them may have made, other than documents filed with Companies House, the SFA or the SEC or otherwise publicly available other than as a result of the actions of Tremont or any of its Representatives.

                                   ARTICLE VII
                              ADDITIONAL AGREEMENTS

         Section 7.1 Additional Agreements. TASS and Tremont will each comply in all respects with all applicable laws and with all applicable rules and regulations of any governmental authority in connection with their execution, delivery and performance of this Agreement and the transactions contemplated hereby. Each of the parties hereto agrees to use reasonable best efforts and to cooperate with each other to obtain in a timely manner all necessary waivers, consents and approvals and to effect all necessary registrations and filings, including any and all filings which may be necessary by Tremont under IITSSA, and to use all reasonable best efforts to take, or cause to be taken, all other actions and to do, or cause to be done, all other things necessary, proper or advisable to consummate and make effective as promptly as practicable the transactions contemplated by this Agreement.

         Section 7.2 Appointments and Resignations. (a) Immediately following the Closing, the following persons shall be elected as directors and/or officers of TASS and each of its Subsidiaries and hold such directorships and serve in the offices set forth opposite their respective names until their earlier resignation or removal:


Name of Company                                   Name                                  Title


TASS Management Limited                           Nicola Meaden                         Managing Director and
                                                                                        Chief Executive Officer;
                                                                                        Director

                                                  Colin Myers                           Chief Financial Officer

TASS Management Inc.                              Nicola Meaden                         President

TASS Investment Managers                          Nicola Meaden                         President
  Limited




TASS will take all corporate action necessary to accomplish the foregoing including obtaining any necessary resignations of existing directors and officers which may be required by Tremont on or prior to the Closing Date. As of the Closing Date, Meaden and Taylor, respectively, shall enter into the Employment Agreements with TASS and Tremont.

                  (b) Tremont shall take all corporate action necessary to nominate, and effective as of the Closing Date, shall appoint, Meaden to the Tremont Board of Directors, where she shall serve, pending her election by the stockholders of Tremont entitled to vote thereon at their next annual meeting. Thereafter, subject to the terms of her Employment Agreement with TASS, for so long as Meaden shall be employed by TASS, Meaden shall be nominated and appointed to the Tremont Board of Directors at each annual meeting at which directors shall be so nominated, to serve for such term as all such other directors standing for election shall be so nominated, subject to election at the annual meeting of the Tremont shareholders.

         Section 7.3 Certain TASS Obligations. Within thirty (30) days following the Closing Date, Tremont shall cause TASS to satisfy certain accrued liabilities of TASS as set forth on Schedule 7.3. In the event TASS shall not have sufficient funds for the payment of such liabilities, Tremont shall loan to TASS or contribute to it as additional capital sufficient funds to make such payments.

         Section 7.4 Barclays Credit Facility. On or prior to the Closing Date, Tremont and TASS, using their best efforts, shall endeavor to cause to be discharged that certain Debenture, dated October 22, 1992 (the "Debenture"), made by TASS in favor of Barclays Bank PLC ("Barclays") securing the borrowed amounts set forth on Schedule 7.4 hereto, and the related guaranty of Kleinwort Benson (the "Guaranty").

         Section 7.5 Covenants Relating to Rule 144. With a view to making available the benefits of certain rules and regulations of the SEC which may at any time permit the sale of the Shares to the public without registration, Tremont agrees:

                  (a) To make and keep public information available with respect to Tremont as those terms are understood and defined in Rule 144 under the Securities Act, at all times after the Closing Date; and

                  (b) To use its best efforts to then file with the SEC in a timely manner all reports and other documents required to be filed by Tremont under the Securities Act and the Exchange Act.

         Section 7.6 Notification of Certain Occurrences or Failures. TASS shall give prompt notice to Tremont, and Tremont shall give prompt notice to TASS, of
(i) the occurrence or non-occurrence of any event the occurrence or non-occurrence of which would be likely to cause any representation or warranty contained in this Agreement to be untrue or inaccurate in any material respect at any time from the date hereof to the Closing Date, and (ii) any material failure of TASS or the Shareholders, on the one hand, or Tremont, on the other, or any officer, director, employee or agent of TASS or Tremont, as the case may be, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; provided, however, that the delivery of any notice pursuant to this

Section 7.7 shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice.

         Section 7.7 Audited Financial Statements of TASS. Within thirty (30) days after the Closing Date, TASS shall furnish to Tremont the consolidated Financial Statements of TASS as of December 31, 1998, certified without qualification by TASS's regularly employed certified accountants and registered auditor whose opinions therein shall be included therewith (the "1998 Audited Statements"). If the 1998 Audited Statements are materially different from the 1998 Unaudited Statements, the Shareholders and Tremont hereby agree that they shall endeavor in good faith to make such adjustments as may be necessary in the Reorganization transactions contemplated hereunder to proportionately reflect such material difference. Notwithstanding the foregoing, Tremont and the Shareholders expressly agree and acknowledge that no such material difference shall be deemed to exist in the event such difference arises from (i) the provision in the 1998 Audited Statements of the accrued liabilities of TASS referred to in Section 7.3, the fees and expenses of TASS's counsel in connection with the litigation styled, TASS Management Limit v. Cherryscope Ltd., in the approximate amount of (pound)18,000, or the costs and expenses incurred by TASS in connection with the preparation and negotiation of the Agreement and each of the Related Agreements, or (ii) any accounting recharacterization with respect to the 1998 Audited Statements proposed or endorsed by Tremont. In connection with the foregoing, Tremont acknowledges specifically that all legal bills of Landau & Cohen and Kleinberg, Kaplan, Wolff & Cohen, P.C. incurred in connection with the transactions contemplated by this Agreement are for the account of, and payable by, TASS and likewise shall not be deemed to require an adjustment as contemplated herein.

         Section 7.8 Payment of Taxes Upon Transfer of Shares. TASS and the Shareholders shall be responsible for, and shall pay all Taxes (other than U.K. stamp taxes), if any, and any and all filing, recording, registration and similar fees, arising out of the transactions contemplated by this Agreement.

         Section 7.9 Public Announcements. Tremont and TASS shall consult with each other before issuing any press release or otherwise making any public statements with respect to the Reorganization and shall not issue any such press release or make any such public statement without the prior written approval of the other, except as may be required by law.

         Section 7.10 Further Assurances. TASS and each of the Shareholders, on the one hand, and Tremont, on the other, hereby agree that they shall, form time to time after the Closing Date, take any and all actions, and execute, acknowledge, deliver, file and/or record any and all documents and instruments as the other party may reasonably request in order to insure consummation of the transactions contemplated by this Agreement.

         Section 7.11 Accuracy of Representations. Each party hereto agrees that prior to the Closing Date he or she or it will (and the Shareholders shall cause TASS and each of its Subsidiaries to) enter into no transaction and take no action, and will use his or her or its best efforts to prevent the occurrence of any event, which would result in any of his or her or its representations, warranties or covenants contained in this Agreement or in any agreement, document or instrument delivered pursuant hereto not to be true and correct, or not to be performed as contemplated, at and as of the time immediately after the occurrence of such transaction or event.

                                  ARTICLE VIII
                          CONDITIONS OF REORGANIZATION

         Section 8.1 Conditions to Obligations of TASS and the Shareholders. The obligation of TASS and the Shareholders to effect the transactions contemplated by this Agreement is subject to the fulfillment of the following conditions:

                  (a) Representations and Warranties. The representations and warranties of Tremont contained in this Agreement, including, without limitation, the Schedules thereto, shall be true and correct in all material respects on the date hereof and shall also be true and correct in all material respects on and as of the Closing Date, except for changes contemplated by this Agreement, with the same force and effect as if made on and as of the Closing Date.

                  (b) Agreements, Conditions and Covenants. Tremont shall have performed or complied in all material respects with all agreements, conditions and covenants required by this Agreement to be performed or complied with by it on or before the Closing Date.

                  (c) Related Agreements. Each of the Related Agreements, including each of the Employment Agreements, the Registration Rights Agreement and the Stock Option Agreements, shall have been executed and delivered in substantially the form annexed hereto, or as described herein, in the case of the Stock Option Agreements, and each of the Related Agreements shall be in full force and effect in accordance with their respective terms. All agreements, conditions and covenants contained in the Related Agreement that are to performed or complied with by Tremont on or before the Closing Date shall have been performed or complied with.

                  (d)  Barclays  Debenture.   The  Barclays  Debenture  and  the
Guaranty shall be discharged to the reasonable satisfaction of TASS.

                  (e) Certificate. Tremont shall have furnished TASS with a certificate dated the Closing Date, to the effect that it has fulfilled the conditions specified in Section 8.1(a) and 8.1(b).

     (f) Statutory Requirements. All domestic and foreign statutory requirements for the valid consummation by Tremont of the transactions contemplated by this

Agreement shall have been fulfilled; and all filings, authorizations, consents and approvals of all domestic and foreign governmental authorities and agencies, including the SFA pursuant to that certain notice, dated February 4, 1999, submitted by TASS in respect of the proposed change in controllers of TASS in accordance with SFA Rule 2-23A(1), required to be obtained in order to permit consummation by Tremont of the transactions contemplated by this Agreement shall have been obtained.

                  (g) Consents under Agreements. Tremont shall have obtained the consent, approval or authorization of each party whose consent, approval or authorization shall be required in connection with the transactions contemplated hereby including those under any agreement, indenture, instrument or understanding to which Tremont is a party, except those for which the failure to obtain such consents, approvals or authorizations would not materially and adversely affect the consummation of the transactions contemplated hereby.

                  (h) Litigation or Proceedings. No order, judgment, stipulation, injunction or decree of any court or other governmental or regulatory agency shall be in effect which restrains or prohibits the transactions contemplated hereby, and no suit, action or administrative, arbitration or other proceeding or governmental or regulatory investigation shall be pending before any court or other governmental or regulatory agency in which it is sought to restrain or prohibit the execution and delivery of this Agreement, or any of the related documents and instruments executed in connection herewith, or the consummation of the transactions contemplated hereby and thereby, to subject the Shareholders, TASS or any of its Subsidiaries to liability on the basis that it or they have breached any law or duty or otherwise acted improperly, nor shall any such suit, action or administrative, arbitration or other proceeding or governmental investigation be threatened.

                  (i) Opinion of Counsel for Tremont. TASS shall have received a favorable opinion of counsel to Tremont, dated the Closing Date, in such form as shall be reasonable and customary in transactions of the type described herein and as shall be reasonably agreed upon between counsel for Tremont and counsel for TASS, the form of which the parties agree they shall cause to be annexed hereto as Exhibit D on or prior to the Closing Date. In rendering its opinion such counsel may rely as to factual matters upon certificates or other documents furnished by officials of Tremont and by government officials, and upon such other documents and data as such counsel deems appropriate as a basis for their opinions.

     Section 8.2 Conditions to Obligations of Tremont. The obligations of Tremont to effect the transactions contemplated by this Agreement is subject to the following conditions:

                  (a) Representations and Warranties. The representations and warranties of TASS and each of the Shareholders contained in this Agreement, including, without limitation, the Schedules thereto and the Disclosure Letter, shall be true and correct in all material respects on the date hereof and shall also be true and correct in all material respects on and as of the Closing Date, except for changes contemplated by this Agreement, with the same force and effect as if made on and as of the Closing Date.

                  (b) Agreements, Conditions and Covenants. TASS and each of the Shareholders shall have performed or complied in all material respects with all agreements, conditions and covenants required by this Agreement to be performed or complied with by it or them on or before the Closing Date.

                  (c) Employment Agreements and Special Resolution. (i) Each of the Employment Agreements shall have been executed and delivered in the form provided herein, and each of the Employment Agreements shall be in full force and effect in accordance with their respective terms. All agreements, conditions and covenants contained in the Employment Agreements that are to be performed or complied with by Meaden and Taylor, respectively, on or before the Closing Date shall have been performed or complied with.

     (ii) Tremont shall have received satisfactory evidence from TASS of the due filing of the Special Resolution with the appropriate governmental authorities in accordance with the Companies Act.

                  (d)  Barclays  Debenture.   The  Barclays  Debenture  and  the
Guaranty shall be discharged to the reasonable satisfaction of Tremont.

                  (e) Certificate. TASS and the Shareholders shall have furnished Tremont with a certificate dated the Closing Date, to the effect that it and they have fulfilled the conditions specified in Section 8.2(a) and 8.2(b).

                  (f) Statutory Requirements. All domestic and foreign statutory requirements for the valid consummation by TASS and the Shareholders of the transactions contemplated by this Agreement shall have been fulfilled; and all authorizations, consents and approvals of all domestic and foreign governmental authorities and agencies, including the SFA, required to be obtained in order to permit consummation by TASS and the Shareholders of the transactions contemplated by this Agreement shall have been obtained.

                  (g) Consents under Agreements. TASS and the Shareholders shall have obtained the consent, approval or authorization of each party whose consent, approval or authorization shall be required in connection with the transactions contemplated hereby under any agreement, indenture, instrument or understanding to which TASS or any of the Shareholders is a party, including the Required Consents, except those for which the failure to obtain such consents, approvals or authorizations would not materially and adversely affect the consummation of the transactions contemplated hereby.

                  (h) Litigation or Proceedings. No order, judgment, stipulation, injunction or decree of any court or other governmental or regulatory agency shall be in effect which restrains or prohibits the transactions contemplated hereby, and no suit, action or administrative, arbitration or other proceeding or governmental or regulatory investigation shall be pending before any court or other governmental agency or regulatory in which it is sought to restrain or prohibit the execution and delivery of this Agreement, or any of the related documents and instruments executed in connection herewith, or the consummation of the transactions contemplated hereby and thereby, to subject Tremont or any of its Subsidiaries to liability on the basis that it or they have breached any law or duty or otherwise acted improperly, nor shall any such suit, action or administrative, arbitration or other proceeding or governmental investigation be threatened.

                  (i) Opinion of Counsel for TASS and the Shareholders. Tremont shall have received favorable opinions of counsel to TASS and the Shareholders, dated the Closing Date, in a form reasonable and customary in the type of transactions described herein and as shall be reasonably agreed upon between counsel for TASS and counsel for Tremont, the forms of which the parties agree they shall cause to be annexed hereto as Exhibit E on or prior to the Closing Date. In rendering its opinion such counsel may rely as to factual matters upon certificates or other documents furnished by officials of TASS and by the Shareholders and by government officials, and upon such other documents and data as such counsel deems appropriate as a basis for their opinions.

                                   ARTICLE IX
                    CONFIDENTIAL AND PROPRIETARY INFORMATION

         Section 9.1 Definition of Confidential Information. Each of Meaden and Taylor acknowledges and agrees that Confidential Information of TASS and Tremont and their respective Subsidiaries has been and will be imparted to them, which if disclosed by either of them or improperly used by either of them will result in harm to Tremont's operation of TASS or any of its or their respective Subsidiaries. For the purposes of this Agreement, "Confidential Information" shall mean all research, information, software, databases, trade secrets, sales and marketing information, subscriber information, operations material and memoranda, personnel records, client lists, information relating to investment funds, accounts and customers, pricing information, and financial information concerning or relating to the business, clients, subscribers, employees, and affairs of TASS or Tremont, or any of its or their respective Subsidiaries and contact persons and other information maintained by TASS or Tremont or any of its or their respective Subsidiaries, obtained by or furnished, disclosed or disseminated to either Meaden or Taylor, or obtained, assembled or compiled by either Meaden or Taylor or under his or her supervision during the course of his or her employment by Tremont or TASS, as the case may be, or any of its or their respective Subsidiaries, and all physical embodiments of the foregoing, all of which are hereby agreed to be the property of and confidential to TASS and Tremont and its or their respective Subsidiaries. "Confidential Information" shall not include any of the foregoing to the extent the same can be shown by written documentation by Meaden or Taylor, as the case may be, to be available to the public through no fault or breach of this Agreement by them.

         Section 9.2 Removal of Confidential Information. Each of Meaden and Taylor hereby agrees that he or she shall not, without Tremont's prior written consent, remove or cause to be removed from Tremont's or TASS's, or any of its or their respective Subsidiaries' premises any Confidential Information, or other material whatsoever, belonging to TASS or Tremont or any such Subsidiary, for purposes other than for use in connection with authorized work Meaden or Taylor may perform for TASS or Tremont or any of its or their respective Subsidiaries or Affiliates.

         Section 9.3 Disclosure of Confidential Information. Each of Meaden and Taylor hereby agrees that without the prior written consent of Tremont, he or she will not, disclose, except as required by law, or make available to any person or entity any Confidential Information, nor shall Meaden or Taylor make or cause to be made, or permit or allow, either on Meaden's or Taylor's own behalf or on behalf of others, any use of such Confidential Information other than in the proper performance of Meaden's or Taylor's duties as an employee. All Confidential Information shall be returned to Tremont promptly upon request or promptly following the termination of Meaden's or Taylor's employment with TASS or Tremont or any of their respective Subsidiaries.

         Section 9.4 Protection of Interests. In the event of the termination of either Meaden's or Taylor's employment by TASS or Tremont, respectively, Meaden and Taylor each hereby undertake to comply with the terms of Section 10(b)-(f) of their respective Employment Agreements.

                                    ARTICLE X
                SURVIVAL OF REPRESENTATIONS AND INDEMNIFICATIONS

         Section 10.1 Survival. Each of the parties hereto hereby agrees that all representations and warranties made by such party or on behalf of such party in this Agreement or in any exhibit, certificate, document or instrument delivered pursuant to this Agreement, shall survive the Closing Date and the consummation of the transactions contemplated hereby for a period lasting until and including the earlier to occur of March 31, 2000 or the effective date of a Change in Control (as such term is defined in the Stock Option Agreements) of Tremont (the "Survival Period"); provided, that the Survival Period shall not so limit the survival of (i) claims arising out of or relating to representations or warranties made in Sections 3.3, 4.1, 4.2 and 4.3 which representations and warranties shall be deemed to be continuing and shall survive as aforesaid for the applicable statutory period of limitations, (ii) claims arising out of a misrepresentation of fact or breach of any warranty as to which written notice thereof shall have been given to the Indemnitor (as defined in Section 10.2(e)) not later than the expiration of the Survival Period, or (iii) claims for misrepresentation of fact or breach of any warranty pertaining to Tax matters set forth in

Section 3.9, as to which written notice thereof shall have been given to the Indemnitor not later than 60 days following the expiration of the statutory period of limitations applicable to the tax claim involved in the misrepresentation or breach of warranty.

         Section 10.2 Indemnification. (a) Tremont agrees to indemnify and hold TASS and its Subsidiaries and their respective directors, officers, employees and agents, and each of the Shareholders harmless from, against and in respect of, and shall on demand reimburse TASS, such Subsidiary or any of such Shareholders for: (i) any and all loss, cost, expense, liability or damage resulting from any untrue representation, breach of warranty or nonfulfillment of any covenant or agreement by Tremont contained herein or in any exhibit, certificate, document or instrument delivered to TASS or any of the Shareholders hereunder; (ii) any and all loss, cost, expense, liability or damage arising out of or attributable to the ownership or operation of TASS or any of its Subsidiaries by Tremont or any of its Subsidiaries from and after the Closing Date; (iii) any claim for finder's fees or brokerage or other commissions by any person, firm or corporation, arising by reason of any services alleged to have been rendered to or at the instance of Tremont with respect to this Agreement or any of the transactions contemplated hereby; and (iv) any and all actions, suits, proceedings, claims, demands, assessments, judgments, reasonable costs and expenses, including without limitation, legal fees and expenses, incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnity.

                  (b) Meaden and Taylor, as provided in Section 10.2(d) with respect to the representations and warranties contained in Article III and the nonfulfillment of any covenant or agreement by TASS or any of the Shareholders contained herein or in any schedule exhibit, certificate, agreement, document or instrument delivered to Tremont hereunder, and severally, with respect to Meaden's and Taylor's representations and warranties contained in Article IV, agree to indemnify and hold Tremont and its Subsidiaries and their respective directors, officers, employees and agents harmless from, against and in respect of, and shall on demand reimburse Tremont or such Subsidiary for: (i) any and all loss, cost, expense, liability or damage resulting from (A) any untrue representation or breach of warranty contained in Article III, (B) any untrue representation or breach of warranty with respect to themselves, individually, contained in Article IV, or (C) the nonfulfillment of any covenant or agreement by TASS or any of the Shareholders contained herein or in any schedule, exhibit, certificate, agreement, document or instrument delivered to Tremont hereunder;
(ii) any and all loss, cost, expense, liability or damage arising out of or attributable to the ownership or operation of TASS or any of its Subsidiaries prior to the Closing Date; (iii) any claim for finder's fees or brokerage or other commissions by any person, firm or corporation, arising by reason of any services alleged to have been rendered to or at the instance of TASS or any of the Shareholders or Preferred Shareholders with respect to this Agreement or any of the transactions contemplated hereby; and (iv) any and all actions, suits, proceedings, claims, demands, assessments, judgments, reasonable costs and expenses, including without limitation, legal fees and expenses, incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnity.

                  (c) Notwithstanding anything in this Agreement to the contrary, no party hereto shall be entitled to any indemnification hereunder until the aggregate of all indemnification claims hereunder exceeds U.S. Twenty Five Thousand Dollars (US $25,000) in which case the indemnifying party shall be liable for any and all indemnification claims in excess of such amount. The parties hereto do not intend that this amount be deemed to be a definition of materiality for any purpose under this Agreement.

                  (d) Notwithstanding anything in this Agreement to the contrary, Meaden's and Taylor's cumulative liability under this Article X or otherwise under this Agreement and the documents executed in connection herewith shall in no event exceed, and the total amount of indemnification payments that Meaden and Taylor can be required to make hereunder shall be limited in the aggregate to, a maximum of the lesser of, calculated at the time the indemnification obligation is due (the "Indemnification Date"), (i) such number of shares of Tremont Class B Common Stock and Stock Options received (or so exercised) pursuant to the terms hereof, subject to Section 2.2(a) in respect of any conversion or exchange of such securities (collectively, the "Indemnification Securities"), by Meaden and Taylor having a Current Market Price, as such term is defined in the Stock Option Agreements entered into with Meaden and Taylor, respectively, equal to U.S. Two Million Five Hundred Thousand Dollars (US $2,500,000), and (ii) all of Meaden's and Taylor's Indemnification Securities if
they have a Current Market Price of less than U.S. $2,500,000 (the "Maximum Indemnity Amount"). In the event Tremont shall seek indemnification pursuant to the terms of this Agreement other than in respect of the breach of a representation or warranty contained in Article IV hereto, Meaden shall be responsible for two-thirds (2/3) of the indemnification obligation, in an amount up to two-thirds (2/3) of the Maximum Indemnity Amount (the "Meaden Maximum"), and Taylor shall be responsible for one-third of such indemnification obligation, in an amount up to one-third (1/3) of the Maximum Indemnity Amount (the "Taylor Maximum"); provided, further, that Tremont must simultaneously seek indemnification from Meaden and Taylor, pro rata on a two-thirds (2/3)/one-third (1/3) basis or not seek indemnification from either; provided that, in the event of a breach by either Meaden or Taylor of any of his or her representations or warranties contained in Article IV hereof, Tremont shall seek indemnification solely from the breaching party up to the Meaden Maximum or the Taylor Maximum, as the case may be. Meaden and Taylor shall have no obligation to pay indemnification to Tremont except in Indemnification Securities as provided herein, with the amount of Indemnification Securities to be determined based upon Current Market Price. The indemnification under this Section 10.2(d) shall be the sole remedy of Tremont against Meaden and Taylor. Tremont shall have no remedies against any of the other individual parties hereto who are Shareholders except for a breach of any such party's representations and warranties made pursuant to Article IV, which shall be limited with respect to each such party in an amount equal to the lesser of, calculated as of the Indemnification Date,
(i) such number of such party's Indemnification Securities, having a Current Market Price in the amount set forth opposite such party's name below, and (ii) all of such party's Indemnification Securities if they have a Current Market Price of less than the amount set forth opposite such party's name below.

                  Name                                Limit on Indemnification

                  Smith                                       US $200,000

                  Myers                                       US  $75,000

                  Benard                                      US  $20,000



                  (e) If any action, suit or proceeding shall be commenced against, or any claim or demand be asserted against, TASS or any of its Subsidiaries, or any of their respective officers, directors, employees or agents, or the Shareholders, on the one hand, or Tremont or any of its Subsidiaries, or any of their respective officers, directors, employees or agents, on the other, as the case may be (hereinafter in this Section 10.2(e) called the "Indemnitee"), in respect of which such Indemnitee proposes to demand indemnification under this Section 10.2, the person from whom indemnification is sought (hereinafter in this Section 10.2 called the "Indemnitor"), shall be notified to that effect with reasonable promptness and shall have the right to assume the entire defense of such action, suit, proceeding, or claim or demand control of (including the selection of counsel) provided it shall post security for the payment of any judgment or settlement in form and amount reasonably satisfactory to the Indemnitee subject to the right of the Indemnitee to participate at its expense and with counsel of its choice (except to the extent that the named parties to any suit, action or proceeding include both the Indemnitor and the Indemnitee, and the

Indemnitee shall have been advised by counsel that there may be one or more legal defenses available to the Indemnitee which are different from or in addition to those available to the Indemnitor, in which case the Indemnitor shall pay the fees and expenses of counsel) the defense, compromise or settlement thereof, and in connection therewith the Indemnitee shall cooperate fully in all aspects with the Indemnitor in any such defense, compromise or settlement, including, without limitation, by making available to the Indemnitor all pertinent information under the control of the Indemnitee. The Indemnitor will not compromise or settle any such action, suit, proceeding, claim or demand without the prior written consent of the Indemnitee which consent shall not be unreasonably withheld, except in the event such settlement or compromise may involve, potential criminal, administrative or similar sanctions to which the Indemnitee may become subject in which case such consent may be arbitrarily
withheld.   In  the  event   approval   the  consent  to  which  is  subject  to
reasonableness as provided hereinabove is withheld, following written request therefor, then the liability of the Indemnitor with respect to such action, suit, proceeding claim or demand shall be limited to the total amount which would have been paid by the Indemnitor with respect thereto if the proposed compromise or settlement had been approved, including the amount of counsel fees and other legal expenses attributable thereto accumulated at the time such approval is withheld.

                  (f) The respective indemnification rights of any party shall not be limited or affected by the existence, non-existence or extent of insurance coverage.

                                   ARTICLE XI
                             TERMINATION AND WAIVER

     Section 11.1 Termination. This Agreement may be terminated at any time prior to the Closing Date:

     (a) By mutual written consent of the boards of directors of Tremont and TASS;

                  (b) By either Tremont or TASS if the Reorganization shall not have been consummated by March 31, 1999, provided that no party in breach of this Agreement may terminate this Agreement pursuant to this Section 11.1(b);

                  (c) By TASS or the Shareholders if any of the conditions specified in Section 8.1 has not been met as of the Closing Date, or shall have become incapable of fulfillment, and shall not have been waived by TASS or the Shareholders; or

                  (d) By Tremont if any of the  conditions  specified in Section
8.2 has not been met as of the Closing Date, or shall have become incapable of fulfillment, and shall not have been waived by Tremont; or.

                  (e) If an order, judgment, stipulation, injunction or decree shall have been issued by any court or other governmental or regulatory agency permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement and such order, judgment, stipulation, injunction or decree shall have become final and non-appealable; provided, that the party seeking to terminate this Agreement pursuant to this Section 11.1(e) shall have used all reasonable best efforts to remove such judgment, stipulation, injunction or decree.

         Section 11.2 Effect of Termination. In the event of termination of this Agreement as provided in Section 11.1, this Agreement shall forthwith become void and there shall be no liability on the part of Tremont, on the one hand or TASS, the Shareholders or the Preferred Shareholders, on the other, except (i) with respect to the parties' obligations under Section 6.2 and with respect to
Section 12.2, and (ii) nothing herein shall relieve any party from liability for any willful breach hereof.

         Section 11.3 Waiver. At any time prior to the Closing Date, Tremont, on the one hand, and TASS, the Shareholders and the Preferred Shareholders, on the other, may (i) extend the time for the performance of any of the obligations or other acts of the other party hereto, (ii) waive any inaccuracies in the representations and warranties of the other party hereto contained herein or in any document delivered pursuant hereto and (iii) waive compliance with any of the agreements or conditions of the other party hereto contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only as against such party and only if set forth in an instrument in writing signed by such party.

                                   ARTICLE XII
                               GENERAL PROVISIONS

         Section 12.1 Notices. All notices and other communications given or made pursuant hereto shall be in writing and shall be deemed to have been duly given or made when received by the party to which it is addressed. Such notices shall be sent by personal delivery, electronically, facsimile transmission or recognized overnight courier, receipt acknowledged, to the parties at their addresses set forth on Exhibit F annexed hereto and made a part hereof (or at such other address as any party may have previously specified by notice to the other parties as to the address to which notice shall be given to such party). The same shall be deemed received on the date of delivery. Any notice delivered personally, electronically or by facsimile transmission shall be followed on the same day by written notice sent via recognized overnight courier delivery service.

         Section 12.2 Expenses. All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such costs and expenses, except to the extent that if TASS or any of the Shareholders or the Preferred Shareholders, on the one hand, or Tremont, on the other, shall willfully terminate this Agreement in violation of
Section 11 hereof, such party shall pay all costs and expenses

(including attorneys' fees and expenses of the other party in connection with the preparation, negotiation and execution of this Agreement and its enforcement of the provisions of this Section 12.2.

     Section 12.3 Headings. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

         Section 12.4 Severability. If any term or other provision of this Agreement is held by a court of competent jurisdiction to be invalid, illegal or incapable of being enforced by any rule of law, or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect to the fullest extent possible so as to effect the original intent of the parties and the fulfillment of the transactions contemplated hereby.

         Section 12.5 Entire Agreement. This Agreement (together with the other documents being delivered pursuant to or in connection with this Agreement) constitutes the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein, and supercedes any and all other prior agreements and understandings, both written and oral, among the parties hereto, or any of them, with respect to the subject matter contained herein.

         Section 12.6 Assignment. Without the prior written consent of all of the parties hereto, this Agreement shall not be assigned by operation of law or otherwise, except that Tremont may assign all or any of its rights hereunder to any affiliate of Tremont provided that no such assignment shall relieve the signing party of its obligations hereunder.

         Section 12.7 Binding Effect; Benefits. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. Nothing herein contained, express or implied, is intended to confer upon any person other than the parties hereto and their respective hears, legal representatives, successors and permitted assigns, any rights or remedies under or by reason of this Agreement.

         Section 12.8 Governing Law; Jurisdiction; Venue. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York applicable to contracts executed in and to be performed entirely within that State, without regard to New York's conflicts of law principles. TASS and each of the Shareholders expressly submit to the exclusive jurisdiction of the courts of the State of New York and of any federal court located therein over any dispute arising out of or relating to this Agreement or any of the transactions contemplated hereby, and each party hereby agrees that all claims in respect of such dispute shall be heard and determined in such court.

         Section 12.9 Counterparts. This Agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which shall constitute one and the same Agreement.

         IN WITNESS WHEREOF, Tremont, TASS and each of the Shareholders have executed, or have caused to be executed through there respective officers thereunto duly authorized, this Agreement as of the date first written above.

                                               TREMONT ADVISERS, INC.

                                               By:
                                                   Name:
                                                   Title:



                                                TASS MANAGEMENT LIMITED

                                                By:
                                                    Name:
                                                    Title:


                                                  Nicola Meaden


                                                 Laurence Huntington Taylor, II



                                                              The          other
                                                              Shareholders as to
                                                              Articles  II,  IV,
                                                              VII,  VIII, X, XI,
                                                              and XII only:


                                                              Colin Myers


                                                              Norma Smith


                                                              Valerie Benard

                                                                Exhibit 10.59


                          REGISTRATION RIGHTS AGREEMENT


         This Registration Rights Agreement (the "Agreement") is made and entered into as of March 11, 1999 by and among TREMONT ADVISERS, INC., a Delaware corporation (the "Company"), and each of those Persons whose names appear on the signature page hereof (the "TASS Parties").

         This Agreement is made in connection with that certain Agreement and Plan of Reorganization, dated as of March 8, 1999, by and among the Company, TASS Management Limited, a company incorporated in England and in Wales ("TASS"), and each of the TASS Parties (the "Reorganization Agreement"), pursuant to which the TASS Parties are receiving Common Stock of the Company. In addition, in connection with the Reorganization Agreement, certain of the TASS Parties are receiving Options to acquire Common Stock of the Company (such TASS Parties being referred to as the "Option Holders") pursuant to the terms and conditions of certain stock option agreements, dated as of the date hereof, executed by and between each of the Option Holders and the Company (collectively, the "Stock Option Agreements"). The execution of and delivery of this Agreement is a condition precedent to the obligations of TASS and each of the TASS Parties under the Reorganization Agreement.

         Unless otherwise defined herein, capitalized terms so used herein and not defined shall have the same meaning as provided in the Reorganization Agreement.

         The parties hereby agree as follows:

         1.       Certain Definitions.

                  Unless the context otherwise requires, the terms defined in this Section 1 shall have the meanings specified for all purposes under this Agreement applicable to both the singular and plural forms of any of the terms herein defined. Terms defined in the preamble hereof shall have the meanings assigned to such terms therein. As used in this Agreement, the following terms shall have the following respective meanings:

                  (a)      "Board" means the Board of Directors of the Company.

                  (b) "Business Day" means any day, other than a Saturday, Sunday or legal holiday, on which banks in the State of New York are open for business.

     (c)   "Commission"   means  the  United  States   Securities  and  Exchange
Commission.

                  (d) "Common Stock" means the Class B Common Stock, par value $.01 per share, of the Company, any shares into which such Common Stock shall have been changed, or any shares resulting from any reclassification of such Common Stock.

                  (e) "Exchange Act" means the U.S. Securities Exchange Act of 1934, as amended, or any successor statute thereto, and the rules and regulations of the Commission promulgated thereunder, all as the same shall be in effect at the time.

                  (f) "Holders" means the Persons (other than the Company) whose names appear on the signature page hereof, and any other Person holding Registrable Securities to whom these registration rights have been assigned pursuant to Section 9(f) of this Agreement; provided however, that a Person shall cease to be a Holder when such Person ceases to hold Registrable Securities.

                  (g) "Holders of a Majority of the Registrable Securities" means the Person or Persons who are the Holders of greater than 50% of the Registrable Securities then outstanding.

                  (h) "Options" means any and all options issued by the Company to the Option Holders pursuant to the Stock Option Agreements, which are exercisable for the purchase of Common Stock.

                  (i) "Person" shall mean an individual, partnership, corporation, association, trust, joint venture, unincorporated organization and any government, governmental department or agency or political subdivision thereof.

                  (j) "Registrable Securities" means (i) any Common Stock acquired by the TASS Parties pursuant to the Reorganization Agreement as set forth as Schedule A hereto to the extent the same is not, at the time, subject to any vesting or similar restrictions; (ii) any Common Stock issued or issuable to any Holder upon exercise of any Options outstanding on the date of this Agreement, as listed on Schedule A hereto, or issued in replacement of such Options; and (iii) any securities issued or issuable with respect to the Common Stock referred to in clauses (i) and (ii) by way of stock split, stock dividend or in connection with a combination of shares, reclassification, recapitalization, merger or consolidation or reorganization.

                  (k) "Registration Expenses" means all expenses incident to the Company's performance of or compliance with this Agreement, including, without limitation, all registration, filing, listing and National Association of Securities Dealers, Inc. ("NASD") fees, all fees and expenses of complying with securities or blue sky laws, all word processing, duplicating and printing
expenses,   all  messenger  and  delivery  expenses,  any  transfer  taxes,  the reasonable fees and expenses of the Company's legal counsel and independent public accountants, including the expenses of any special audits or "cold comfort" letters required by or incident to such performance and compliance, and any fees and disbursements of underwriters customarily paid by issuers or sellers of securities; provided, however, that Registration

Expenses shall not include underwriting discounts and commissions.

                  (l) "Rule 144" means Rule 144 promulgated by the Commission pursuant to the Securities Act, as shall be in effect at the time.

                  (m) "Securities Act" means the U.S. Securities Act of 1933, as amended, or any successor statute thereto, and the rules and regulations of the Commission promulgated thereunder, all as the same shall be in effect at the time.

         2.       Registration.

                  (a)  Requested  Registration.  (i) If at any time after ninety
(90) days from the date hereof, upon written request by the Holders of a Majority of the Registrable Securities that the Company effect the registration under the Securities Act of all or part of the Registrable Securities (a "Requested Registration"), the Company will use its best efforts to effect the registration under the Securities Act of the Registrable Securities which the Company has been so requested to register by the Holders of a Majority of the Registrable Securities as promptly as practicable after receipt of such request; provided, however, that the Company shall not be obligated to effect a Requested Registration pursuant to this paragraph (a): (A) during the twelve (12) consecutive months following the effective date of the registration statement filed in connection with any previous registration in which the Holders of Registrable Securities had incidental registration rights to register all their Registrable Securities pursuant to this Agreement; or (B) at any time when another registration statement (other than on Form S-8) of the Company, (1) has been filed and not yet become effective, or (2) has become effective less than six (6) months prior to the date of request for the Requested Registration. Whenever the Company shall, pursuant to this Section 2(a), be requested by the Holders of a Majority of the Registrable Securities to effect the registration of any Registrable Securities under the Securities Act, the Company shall promptly give written notice of such proposed registration to all Holders of Registrable Securities. Upon the written request of any Holder within twenty
(20) days after the giving of such notice, the Company will use its best efforts to cause any of the Registrable Securities specified by any such Holder to be included in such registration statement under and in accordance with the Securities Act. The Company shall be obligated to effect at least one (1) Requested Registration, and up to two (2) Requested Registrations in the event that if during the forty eight (48) month period commencing ninety (90) days from the date hereof the Company shall not have effected a registration statement in which the Holders of Registrable Securities had incidental registration rights to register all their Registrable Securities pursuant to this Agreement, under this Section 2(a); provided, however, that if upon expiration of such forty eight (48) month period, the Company shall not have been requested to effect a Requested Registration, the Company shall thereafter be obligated to effect only one (1) Requested Registration under this Section 2(a).

     (ii) Subject to the requirements of paragraph (f) below, the Company may include in such Requested Registration other securities of the Company for sale, for the Company's account or for the account of any other Person, if and to the extent that the managing underwriter determines that the inclusion of such additional shares will not interfere with the orderly sale of the underwritten securities at a price range acceptable to the Holders of a Majority of the Registrable Securities.

                  (b) Incidental Registration. If the Company for itself or any of its security Holders shall at any time or times after the date hereof determines to register under the Securities Act any shares of its capital stock or other securities (other than: (i) the registration of an offer, sale or other disposition of securities solely to employees of, or other persons providing services to, the Company, or any subsidiary pursuant to an employee or similar benefit plan; or (ii) relating to a merger, acquisition or other transaction of the type described in Rule 145 under the Securities Act or a comparable or successor rule, registered on Form S-4 or similar or successor forms), on each such occasion the Company will notify each Holder of such determination at least twenty (20) days prior to the filing of such registration statement, and upon the request of any Holder given in writing within fifteen (15) days after the receipt of such notice, the Company will use its best efforts as soon as practicable thereafter to cause any of the Registrable Securities specified by any such Holder to be included in such registration statement to the extent such registration is permissible under the Securities Act and subject to the conditions of the Securities Act (an "Incidental Registration").

                  (c) Registration Statement Form. The Company shall, if permitted by law, effect any registration requested under Section 2 by the filing of a registration statement on Commission Form S-3, or any successor or similar short-form registration statement ("Commission Form S-3") and shall use its best efforts to take any action necessary to maintain its eligibility to utilize Commission Form S-3 to permit resales as requested by the Holders with respect to Transactions Involving Secondary Offerings as described in General Instruction I.B.3 of Commission Form S-3.

                  (d) Expenses. The Company shall pay all Registration Expenses incurred in connection with any Incidental Registration. The Holders of the Registrable Securities included in the registration statement with respect to a Requested Registration shall pay all Registration Expenses incurred in connection therewith except (i) to the extent the Company includes other securities of the Company in a Requested Registration pursuant to Section 2(a)(ii), in which case it shall pay its pro rata share of Registration Expenses, and (ii) with respect to any Requested Registration effected following the expiration of the forty eight (48) month period referred to in Section 2(a)(i), if during such period, the Company shall not have effected a registration statement in which the Holders of Registrable Securities had incidental registration rights to register all their Registrable Securities pursuant to this Agreement, in which case the Company shall pay all Registration Expenses incurred in connection therewith.

                  (e) Effective Registration Statement. A Requested Registration or an Incidental Registration requested pursuant to Section 2(a) or Section 2(b), respectively, shall not be deemed to have been effected unless it has become effective with the Commission. Notwithstanding the foregoing, a registration statement will not be deemed to have been effected if: after it has become effective with the Commission, such registration is interfered with by any stop order, injunction, or other order or requirement of the Commission or other governmental agency or any court proceeding for any reason other than a misrepresentation or omission by any Holder.

                  (f) Priority in Requested or Incidental Registration. (i) In cases of underwritten offerings, if the managing underwriters in any Requested Registration or Incidental Registration shall give written advice to the Company that, in their opinion, market conditions dictate that no more than a specified maximum number of securities (the "Underwriter's Maximum Number") could successfully be included in such Requested Registration or Incidental Registration, then, subject to any conflicting rights of any Person (other than a Holder) of registration rights granted prior to the date hereof as set forth on Schedule B hereto

     (A) if such registration is not a Requested Registration, the Company (A) shall be entitled to include in such registration that number of securities which the Company proposes to offer and sell for its own account in such registration and which does not exceed the Underwriter's Maximum Number; and (B) will be obligated and required to include in such registration that number of shares of Registrable Securities which shall have been requested by the Holders to the full extent of the remaining portion of the Underwriter's Maximum Number;

     (B) if such registration is a Requested Registration, then the Compan shall be entitled to include in such registration, but only to the extent that the amount of shares of Registrable Securities for which the Holders have requested registration is not reduced, that number of securities which the Company proposes to offer and sell for its own account in such registration to the full extent of the remaining portion of the Underwriter's Maximum Number;

                                    (C)     if less than all of the Registrable
         Securities requested to be included in any such registration by the Holders can be so included due to the above priority requirements, then each requesting Holder's request, as the case may be, shall be granted (subject to the next paragraph) on a pro rata basis with the other requesting Holders, based upon the relative amounts of Registrable Securities so requested to be included.

     (ii) Notwithstanding any other provision of this Agreement, as among the TASS parties, in the event and to the extent the TASS Parties have registration rights hereunder that do not allow in a particular instance for the pro-rata registration of all Registrable Securities held by the TASS Parties, then in such case, Colin Myers ("Myers") and Valerie Benard ("Benard") shall be given the opportunity, upon written request to Nicola Meaden ("Meaden") and Laurence Huntington Taylor, II ("Taylor"), to register all of their Registrable Securities in preference to and before any of the Registrable Securities held by Meaden and Taylor are registered. If such written request is made by Myers and Benard, then only to the extent that all of the Registrable Securities for which Myers and Benard request registration are duly registered hereunder shall Meaden and Taylor have their Registrable Securities registered, whereupon such Registrable Securities of Meaden and Taylor shall be registered pro-rata to their holdings as of the date of this Agreement. As between Myers and Benard, if less than all their Registrable Securities can be registered, their Registrable Securities will be registered pro-rata to their holdings as of the date of this Agreement. Nothing in this provision will alter the aggregate number of Registrable Securities which the Company may at one time be obligated to register, and nothing shall reduce Norma Smith's right to have her Registrable Securities registered on a pro-rata basis.

                  (g)  Notwithstanding  anything set forth in paragraphs (a) and
(b) of this Section 2, the Company shall have the right to delay any registration of Registrable Securities requested pursuant to paragraph (a) or
(b) of this Section 2 for up to the minimum period necessary not to exceed ninety (90) days if such registration would, in the judgment of the Board, substantially interfere with any material transaction being negotiated at the time of receipt of the request from the Holders; provided, however, that the Company may not exercise its rights under this Section 2(g) more than once in any twelve (12) month period.

         3. Registration Procedures.

                  (a) If and whenever the Company is required to use its best efforts to effect the registration of any Registrable Securities under the Securities Act as provided in Section 2, the Company, as expeditiously as possible and subject to the terms and conditions of Section 2, will:

     (i) prepare and file with the Commission the requisite registration statement to effect such registration and use its best efforts to cause such registration to become and remain effective as provided herein;

     (ii) permit any Holder which, in the reasonable judgment of the Holder and the Company, might be deemed to be an underwriter or a controlling person of the Company, to participate in the preparation of such registration statement and to require the insertion therein of material, furnished to the Company in writing, which in the reasonable judgment of such Holder and its counsel should be included;

     (iii) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement until the earlier of such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement or the expiration of one hundred twenty (120) days (or, if such registration statement has been filed on Form S-3, for a period of one year) (in each case excluding days the Holders are unable to sell thereunder because of acts or omissions of the Company or because of Blackout Periods (as defined in Section 3(d))) after such registration statement becomes effective;

     (iv) furnish to the Holders such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as any Holder of Registrable Securities to be sold under such registration statement may reasonably request;

     (v) use its best efforts to register or qualify all Registrable Securities covered by such registration statement under such other United States state securities or blue sky laws of such jurisdictions as any Holder of Registrable Securities to be sold under such registration statement shall reasonably request, to keep such registration or qualification in effect for so long as such registration remains in effect, and take any other action which may be reasonably necessary or advisable to enable the Holder of Registrable Securities to be sold under such registration statement to consummate the disposition in such jurisdictions of the securities owned by such Holder, except that the Company shall not for any such purpose be required to (a) qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this paragraph (v) be obligated to be so qualified, or (b) subject itself to taxation in any such jurisdiction.

     (vi) use its best efforts to cause all Registrable Securities covered by such registration statement to be registered with or approved by such other United States state governmental agencies or authorities as may be necessary to enable the Holder of Registrable Securities to be sold under such registration statement to consummate the intended disposition of such Registrable Securities;

     (vii) in the event of the issuance of any stop order suspending the effectiveness of the registration statement, or of any order suspending or preventing the use of any related prospectus or suspending the qualification of any Registrable Securities included in such registration statement for sale in any jurisdiction, the Company shall use its best efforts promptly to obtain the withdrawal of such order;

     (viii) immediately notify the Holders of Registrable Securities included in such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and at the request of the Holders promptly prepare and furnish to the Holders a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made;

     (ix) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission;

     (x) provide a transfer agent for all Registrable Securities covered by such registration statement not later than the effective date of such registration statement; and


     (xi) use its best efforts to list and maintain the listing and trading of all Registrable Securities covered by such registration statement on any securities exchange or market on which any of the Registrable Securities are then listed.

                  (b) The Company may require each Holder of Registrable Securities to be sold under such registration statement to furnish the Company with such information and undertakings as it may reasonably request regarding such Holder and the distribution of such securities as the Company may from time to time reasonably request in writing. Information provided by the Holders regarding the Holders and their plan of distribution shall be included in such registration statement without unreasonable alteration or, in the case of an Incidental Registration, to the extent reasonably determined by the managing underwriters.

                  (c) Each Holder, by execution of this Agreement, agrees (i) that upon receipt of any notice of the Company of the happening of any event of the kind described in paragraph (a)(viii) of this Section 3, such Holder will forthwith discontinue its disposition of Registrable Securities pursuant to the registration statement relating to such Registrable Securities until the receipt by such Holder of the copies of the supplemented or amended prospectus contemplated by paragraph (a)(viii) of this Section 3 and, if so directed by the Company, will deliver to the Company or destroy all copies other than permanent file copies, then in possession of the Holders of the prospectus relating to such Registrable Securities current at the time of receipt of such notice, and
(ii) that it will immediately notify the Company in writing, at any time when a prospectus relating to the registration of such Registrable Securities is required to be delivered under the Securities Act, of the happening of any event as a result of which information previously furnished by such Holder to the Company for inclusion in such prospectus contains an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made. In the event the Company or any such Holder shall give any such notice, the period referred to in paragraph (a)(iii) of this Section 3 shall be extended by a number of days equal to the number of days during the period from and including the giving of notice pursuant to paragraph (a)(viii) of this Section 3 to and including the date when such Holder shall have received the copies of the supplemented or amended prospectus contemplated by paragraph (a)(viii) of this Section 3.

                  (d) Nothing herein, including the Company's obligations under Sections 2(a) and 2(b), shall restrict the Company's ability to suspend the effectiveness of the registration statement, at any time, for such reasonable period of time (not, in any instance, to exceed sixty (60) days (a "Blackout Period")) which the Board determines is necessary to prevent the premature disclosure of any events or information having a material effect on the Company. In addition, the Company shall not be required to keep the registration statement effective, or may, without suspending such effectiveness, instruct the Holders of Registrable Securities included in the registration statement, not to sell such shares, during any period during which the Company is instructed, directed, ordered or otherwise requested by any governmental agency or self-regulatory organization to stop or suspend such trading or sales.

         4. Underwritten Offerings.

                  (a) Selection of Underwriters. If a Requested Registration pursuant to Section 2(a) involves an underwritten offering, then the Company shall select the underwriter, which must be reasonably acceptable to the Holders of a Majority of the Registrable Securities.

                  (b) Underwritten Offering. In connection with any underwritten offering pursuant to a registration requested under Section 2(a), the Company will enter into an underwriting agreement with the underwriters for such offering, such agreement to be in form and substance reasonably satisfactory to the Holders of a Majority of the Registrable Securities and such underwriters in their reasonable judgment and to contain such representations and warranties by the Company and such other terms as are customarily contained in agreements of that type, including, without limitation, indemnities to the effect and to the extent provided in Section 6. Each Holder participating in such registration shall be a party to such underwriting agreement.

                  (c) Holdback Agreements. Each Holder agrees, if so reasonably required by the managing underwriter or the Company in a registration pursuant to Section 2, not to effect any sale or distribution of Registrable Securities (including sales pursuant to Rule 144) during the seven (7) days prior to and the one hundred eighty (180) days after any registration pursuant to Section 2 or any other registration by the Company has become effective (except as part of such underwritten registration) or, if the managing underwriter advises the Company that, in its opinion, no such public sale or distribution should be effected for a period of not more than one hundred eighty (180) days after such underwritten registration in order to complete the sale and distribution of securities included in such registration and the Company gives notice to such effect to such Holders of such advice, each Holder shall not effect any sale or distribution of Registrable Securities during such period after such underwritten registration, except as part of such underwritten registration, whether or not such Holder participates in such registration.

         5. Preparation, Reasonable Investigation.

                  In connection with the preparation and filing of each registration statement under the Securities Act, the Company will give Holders' counsel, the underwriters, if any, and their respective counsel and accountants, one set each of drafts and final copies of such registration statement, each prospectus included therein or filed with the Commission and each amendment thereof or supplement thereto, as promptly as reasonably practicable, but in no event less than five (5) business days prior to the filing thereof with the Commission, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be reasonably necessary, in the opinion of Holders' Counsel and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

         6.       Indemnification and Contribution.

                  (a)  Indemnification  by  the  Company.  In the  event  of any registration under the Securities Act pursuant to Section 2 of any Registrable Securities covered by such registration, the Company will, and hereby does, indemnify and hold harmless each Holder of Registrable Securities to be sold under such registration statement, each such Holder's legal counsel, each other person who participates as an underwriter in the offering or sale of such securities (if so required by such underwriter as a condition to including the Registrable Securities of the Holders in such registration) and each other person, if any, who controls any such Holder or any such underwriter within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several, to which the Holders or underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such securities were registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained therein or any document incorporated therein by reference, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or arise out of any violation by the Company of any rule or regulation promulgated under the Securities Act or state securities law applicable to the Company and relating to action or inaction required of the Company in connection with any such registration, and the Company will reimburse such parties for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, liability, action or proceeding or enforcing their rights under this Section 6(a); provided, however, that the Company shall not be liable to any such party in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company by such party or arises out of or is based upon such party's failure to deliver a prospectus in accordance with applicable law; provided, further however, that the indemnification contained in this paragraph
(a) with respect to any Preliminary Prospectus shall not inure to the benefit of any such party on account of any such loss, claim, damage, liability or expense arising from the sale of the Registrable Securities by such party to any person if a copy of the Prospectus shall not have been delivered or sent to such person within the time required by the Securities Act and the regulations thereunder, and the untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in such Preliminary

Prospectus was corrected in the Prospectus, provided that the Company has delivered the Prospectus to such party in requisite quantity on a timely basis to permit such delivery or sending.

                  (b) Indemnification by the Holders. To the extent permitted by law, each Holder will, if Registrable Securities held by such Holder are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors, officers and controlling persons, and each underwriter, if any, of the Company's securities covered by such a registration statement, each person who controls the Company or such underwriter within the meaning of the Securities Act or the Exchange Act or the rules and regulations thereunder, each other such Holder including Registrable Securities and other securities in the securities as to which such registration, qualification or compliance is being effected, and each of their officers, directors, members and partners, and each person controlling such Holder, against all claims, losses, damages and liabilities (or actions, proceedings or settlements in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company and such Holders, directors, officers, members, partners, persons, underwriters or control persons for any legal or any other expenses reasonably incurred in connection with investigating and defending or settling any such claim, loss, damage, liability, action or proceeding or enforcing their rights under this Section 6(b), in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by such Holder and stated to be specifically for use therein; provided, however, that the obligations of such Holder hereunder shall be limited to an amount equal to the net proceeds to each such Holder of securities sold as contemplated herein.

                  (c) Notices of Claims,  etc. Promptly after receipt by a party
(an "Indemnified Party") of notice of the commencement of any action or proceeding involving a claim referred to in the preceding paragraphs of this
Section 6, such Indemnified Party will, if a claim in respect thereof is to be made against a party required to provide indemnification (an "Indemnifying Party"), give written notice to the latter of the commencement of such action, provided, however, that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligation under the preceding paragraphs of this Section 6, except to the extent that the Indemnifying Party is actually prejudiced by such failure to give notice. In case any such action is brought against an Indemnified Party, unless in such Indemnified Party's reasonable judgment a conflict of interest between such Indemnified and Indemnifying Parties may exist in respect of such claim, the Indemnifying Party shall be entitled to participate in and to assume the defense thereof, jointly with any other Indemnifying Party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such Indemnified Party, and after notice from the Indemnifying Party to such Indemnified Party of its election so to assume the defense thereof, the Indemnifying Party shall not be liable to such

Indemnified Party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof. No Indemnifying Party shall consent to entry of any judgment or enter into any settlement without the consent of the Indemnified Party which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation.

                  (d) Other Indemnification. Indemnification similar to that specified in the preceding paragraphs of this Section 6 (with appropriate modifications) shall be given by the Company and each Holder of Registrable Securities included in any registration statement with respect to any required registration or other qualification of securities under any Federal or state law or regulation of any governmental authority, other than the Securities Act.

                  (e) Indemnification Payment. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                  (f) Survival of Obligations. The obligations of the Company and of the Holders under this Section 6 shall survive the completion of any offering of Registrable Securities under this Agreement.

                  (g) Contribution.  If the indemnification provided for in this
Section 6 is unavailable or insufficient to hold harmless an Indemnified Party, then each Indemnifying Party shall contribute to the amount paid or payable to such Indemnified Party as a result of the losses, claims, damages or liabilities referred to in this Section 6 an amount or additional amount, as the case may be, in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party or parties on the one hand and the Indemnified Party on the other in connection with the statements or omissions which resulted in such losses, claims, demands or liabilities as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Indemnifying Party or parties on the one hand or the Indemnified Party on the other and the parties' relative, intent, knowledge, access to information and opportunity to correct or prevent such untrue statement or omission. The amount paid to an Indemnified Party as a result of the losses, claims, damages or liabilities referred to in the first sentence of this Section 6(g) shall be deemed to include any legal or other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any action or claim which is the subject of this Section 6. No person guilty of fraudulent misrepresentation within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

         7. Covenants Relating to Rule 144.

                  With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of securities of the Company to the public without registration, the Company agrees:

                  (a) to keep effective its registration under the Exchange Act and to make and keep public information available with respect to the Company as those terms are understood and defined in, and to the extent necessary to permit sales under, Rule 144 under the Securities Act;

                  (b) to use its best efforts to file with the Commission in a timely manner all reports and other documents required to be filed by the Company under the Securities Act and the Exchange Act; and

                  (c) so long as a Holder owns any Registrable Securities, to furnish to the Holder forthwith upon request a written statement by the Company as to its compliance with the foregoing requirements of Section 7(a) and of
Section 7(b), a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company as a Holder may reasonably request in availing itself of any rule or regulation of the Commission allowing a Holder to sell any such securities without registration.

         8.       Certain Representations and Agreements.

                  The Company hereby represents and warrants that, except for the rights granted under this Agreement and rights granted under the agreements and provisions described on Schedule B hereto, no Person holds any registration rights with respect to securities of the Company and neither the Company nor any holder of the Company's securities is bound by, or subject to, any agreement with any holder of the Company's securities with respect to the voting or transfer of the Company's securities or obligating the Company to take or refrain from taking any actions of any type. The Company, at its discretion, may grant registration rights, pari passu with the rights granted in Section 2 of this Agreement, to persons who become holders of other securities of the Company subsequent to the date of this Agreement, and shall not be obligated to seek or obtain the consent of the Holders in order to do so; provided such persons are officers or directors of the Company or investors acquiring at least ten percent (10%) of the outstanding Common Stock when such rights are granted.

         9.       Miscellaneous.

                  (a) Termination. The rights of each Holder set forth in Sections 2, 3, 4, 5 and 7 shall terminate on the date which is six (6) years and ninety (90) days from the date of this Agreement.

                  (b) Specific Performance. The parties hereto acknowledge that there may be no adequate remedy at law if any party fails to perform any of its obligations hereunder and that each party may be irreparably harmed by any such failure, and accordingly agree that each party, in addition to any other remedy to which it may be entitled at law or in equity, shall be entitled to compel specific performance of the obligations of any other party under this Agreement in accordance with the terms and conditions of this Agreement.

                  (c) Notices. All demands, notices, requests, consents and other communications required or permitted under this Agreement shall be in writing and shall be personally delivered or sent by facsimile machine (with a confirmation copy sent by one of the other methods authorized in this Section), commercial (including FedEx) or U.S. Postal Service overnight delivery service, or, deposited with the U.S. Postal Service mailed first class, registered or certified mail, postage prepaid, as set forth below:

                           (i)      if to the Company, addressed to:

                                    Tremont Advisers, Inc.
                                    Corporate Center at Rye
                                    555 Theodore Fremd Avenue
                                    Rye, New York  10580
                                    Facsimile: 914-925-9337
                                    Attention:   Stephen T. Clayton
                                                 Chief Financial Officer

                           (ii) if to the Holders, to their addresses set forth on the signature pages hereof.

Notices shall be deemed given upon the earlier to occur of (i) receipt by the party to whom such notice is directed; (ii) if sent by facsimile machine, on the day (other than a Saturday, Sunday or legal holiday in the jurisdiction to which such notice is directed) such notice is sent if sent (as evidenced by the facsimile confirmed receipt) prior to 5:00 p.m. Eastern Time and, if sent after 5:00 p.m. Eastern Time, on the day (other than a Saturday, Sunday or legal holiday in the jurisdiction to which such notice is directed) after which such notice is sent; (iii) on the first (second in the case of non-U.S. destinations) business day (other than a Saturday, Sunday or legal holiday in the jurisdiction to which such notice is directed) following the day the same is deposited with the commercial carrier if sent by commercial overnight delivery service; or (iv) the fifth day (other than a Saturday, Sunday or legal holiday in the jurisdiction to which such notice is directed) following deposit thereof with the U.S. Postal Service as aforesaid. Each party, by notice duly given in accordance therewith may specify a different address for the giving of any notice hereunder.

                  (d) Governing Law; Jurisdiction; Venue. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to conflicts of law principles thereof. Any litigation or arbitration between or among the parties which arises out of this Agreement shall be instituted and prosecuted only in the appropriate New York or federal court or other tribunal, situated in New York. Each party specifically submits him, her or itself to the exclusive jurisdiction of such courts for purposes of any such action and the enforcement of any judgment or order arising therefrom. To the fullest extent they may do so, the parties hereto waive any right to a change of venue and any and all objections to the jurisdiction of New York courts. Notwithstanding the foregoing, each party may take such actions in a foreign jurisdiction which such party deems necessary and appropriate to enforce or collect any court judgment in any dispute arising out of this Agreement or to seek and obtain other relief as is necessary to enforce the terms hereof.

                  (e) Headings. The descriptive headings of the several sections and paragraphs of this Agreement are inserted for convenience only, and do not constitute a part of this Agreement and shall not affect in any way the meaning or interpretation of this Agreement.

                  (f) Entire Agreement; Amendments. This Agreement and the other writings referred to herein or delivered pursuant hereto which form a part hereof contain the entire understanding of the parties with respect to its subject matter. This Agreement supersedes all prior agreements and understandings between or among any of the parties hereto with respect to registration rights involving securities of the Company. This Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only by a written instrument duly executed by the Company and the Holders of a Majority of the Registrable Securities; provided however, that to the extent any amendment would adversely affect the rights of certain Holders ("Adversely Affected Holders") in a way that is substantially dissimilar from its effect on other Holders, then such amendment shall not be effective as to the Adversely Affected Holders unless it shall have been approved by the Holders of a majority of the Registrable Securities held by such Adversely Affected Holders.

                  (g) Assignability. Without the consent of any other Holders, the rights and obligations of any Holder under this Agreement may be transferred to any transferee to whom Registrable Securities may be transferred pursuant to all documents and agreements between the Company and the Holder making such transfer; provided, however, that: (i) such transfers are in compliance with all such other documents and agreements between the Company and the Holder making such transfer including without limitation the Reorganization Agreement and such Holder's Stock Option Agreement; (ii) the Holder making such transfer provides the Company with written notice of the transfer of such Registrable Securities at or prior to such transfer, advising the Company of the name and address of the proposed transferee and identifying the securities to be transferred; and
(iii) such proposed transferee agrees in writing to be bound by all of the provisions of this Agreement. In such event, such transferee shall be added to the signature page hereof and become a Holder under this Agreement.



                  (h) Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  (i) Notwithstanding any other provision of this Agreement, the Company will not (i) in any 365 day period restrict the ability of Holders to sell Registrable Securities for more than (A) 187 days in any circumstance or series of circumstances involving Section 4(c) hereof, or (B) 60 days in any other circumstance of series of circumstances, and (ii) in any 545 day period restrict the exercise of registration rights under this Agreement by the Holders for more than 12 months.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.


                                                      TREMONT ADVISERS, INC.

                                       By:
                                      Name:
                                     Title:



                                    HOLDERS:


                                                      Nicola Meaden



                                                 Laurence Huntington Taylor, II



                                                 Valerie Benard



                                                 Colin Myers


                                                 Norma Smith

                                   SCHEDULE A

           Schedule of Common Stock and Options owned by the TASS Parties


                                                  No. of Shares of Tremont                      No. of Shares
             TASS Party                             Class B Common Stock                       of Stock Options

             Meaden                                        64,170                                   24,844

             Taylor                                        33,915                                   78,007

             Myers                                         9,109                                     2,500

             Benard                                        1,871                                     7,500

             Smith                                         81,412                                      -

             Holzhausen                                      -                                       2,000



                                                    207

                                   SCHEDULE B

                            Prior Registration Rights



         Pursuant to a Stock Purchase Agreement, dated June 5, 1997, by and between Tremont Advisers, Inc. ("Tremont") and MGL Investments Ltd. ("MGL"), MGL has certain "piggyback" and demand registration rights with respect to 202,365 shares of Tremont's Class B common stock (the "Shares"). Those rights allow MGL to (i) require Tremont to register the Shares owned by them, under certain circumstances and subject to certain limitations, in the event Tremont proposes to file a registration statement, and (ii) demand, under certain circumstances, that Tremont register the Shares, and Tremont is required to use its best efforts to cause such registration to become effective.

                                                            Exhibit 10.60

                                                            EXECUTION COPY


                           EMPLOYMENT AGREEMENT


     AGREEMENT, made as of March 11, 1999, by and between TREMONT ADVISERS, INC., a Delaware (U.S.A.) company with its principal executive offices at 555 Theodore Fremd Avenue, Rye, New York 10580, U.S.A. (the "Employer"), and LAURENCE HUNTINGTON (HUNT) TAYLOR, II, an individual residing in Basking Ridge, New Jersey, U.S.A. ("Taylor").


                         W I T N E S S E T H:



         WHEREAS, in connection with the agreement and plan of reorganization, dated as of the date hereof (the "Plan of Reorganization"), among Employer, TASS Management Limited, a company incorporated in England and Wales ("TASS"), and the holders of all of the ordinary shares of Employer and TASS, Employer desires to employ Taylor desires to be so employed by Employer, as the Senior Vice President of Global Marketing and Sales of Employer, pursuant to the terms and conditions set forth in this Agreement;

     WHEREAS, this Agreement is referred to in, and is subject to the terms and conditions of, the Plan of Reorganization;

         NOW, THEREFORE, in consideration of the mutual covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties agree as follows:

         Section 1. Definitions. The terms defined in this Section 1, whenever used in this Agreement, shall, unless the context otherwise requires, have the respective meanings specified in this Section 1.

         (a) "Affiliate" shall mean, with respect to any Person, an individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity controlling, controlled by or under common control with such Person, including but not limited to any subsidiary and holding company of any Person as defined in section 736 of the U.K. Companies Act 1985.

         (b) "Agreement" means this Employment Agreement, dated as of March 11, 1999, by and between the Employer and Taylor.

         (c) "Annual Bonus" means the Guaranteed Bonus (which is not in the Board of Directors' discretion), together with any additional bonus which may be granted to Taylor by the Company in the sole and absolute discretion of the Board of Directors or any authorized committee thereof.

         (d) "Base Compensation" means the annual base salary payable to Taylor pursuant to Section 5 of this Agreement.

         (e) "Board of Directors" means the board of directors of Tremont, as elected from time to time in accordance with the by-laws of Tremont.

         (f) "Cause" shall have the meaning set forth in Section 6(a)(ii) of this Agreement.

         (g) "Client" shall mean any Person which, at the date of termination of this Agreement or within a period of six (6) months immediately preceding such termination, is a client of or subscriber to Employer, or any of its Affiliates, or its or their services, and being a Person (i) with which Taylor or any person reporting directly to Taylor has had personal dealings in the course of her or his duties; or (ii) of which Taylor has personal knowledge.

         (h) "Company" means TASS and Tremont, in its capacity as the parent corporation of TASS, collectively.

         (i) "Competing Business" shall mean any Person which is engaged in (i) electronic database subscription services or personalized alternative investment counseling services for investment funds, including hedge funds, derivatives, managed future funds, foreign exchange, venture capital, emerging market funds, leveraged buyouts or arbitrage funds, or (ii) any other business which is substantially the same as any other business in which Employer or any of its Affiliates is engaged as at the date of termination of this Agreement and being a business in which Taylor is directly engaged at any time during the twelve
(12) month period immediately preceding such termination.

         (j) "Guaranteed Bonus" means the minimum guaranteed bonus of U.S. Fifty Thousand Dollars (US$50,000) payable annually, or in such more frequent installments as permitted hereunder, to Taylor in accordance with Section 5(a) hereof, which is not in the Board of Directors' discretion.

         (k) "Person" shall mean any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity.

         (l) "Potential Client" shall mean any Person with which there are as at the date of termination of this Agreement negotiations ongoing with a view to such Person becoming a client of or subscriber to Employer or any of its Affiliates, and being a Person (i) with which Taylor or any person reporting directly to Taylor has had personal dealings in the course of her or his duties, or (ii) of which Taylor has personal knowledge.

         (m) "President" shall mean the duly elected President of Tremont.

         (n) "TASS" means TASS Management Limited, a company incorporated in England and Wales.

         (o) "Term" shall mean the stated period of Taylor's employment as set forth herein, unless sooner terminated pursuant to the terms hereof.

         (p) "Termination Date" shall mean the date this Agreement is terminated pursuant to the terms hereof.

         (q) "Tremont" means Tremont Advisers, Inc., a Delaware corporation and the sole ordinary shareholder of TASS.

         (r) "U.K." means the United Kingdom of Great Britain and Northern Ireland.

         (s) "U.S." means the United States of America.

         Section 2. Employment. Employer hereby hires and employs Taylor, and Taylor hereby accepts employment with Employer, as Senior Vice President of Global Marketing and Sales of Employer, upon the terms and subject to the conditions set forth in this Agreement.

         Section 3. Term of Employment. The Term shall be for a period of two years, commencing on March 11, 1999 and continuing until March 11, 2001 unless sooner terminated pursuant to the terms and conditions of this Agreement. Upon completion of the Term this Agreement shall terminate automatically without the need for prior notice.

     Section 4. Duties. Taylor shall serve Employer faithfully and honestly and use his best efforts and abilities on behalf of Employer in the position of Senior Vice President of Global Sales and Marketing of Employer and shall devote all of his business time, attention, skills and efforts solely to the performance of his duties on behalf of Employer and each of its Affiliates, as may be required by the Employer, consistent with the terms of this Agreement, and, subject to the terms of this Agreement, shall not engage or be involved, directly or indirectly, in any other business endeavor whatsoever without the express written consent of Employer. Taylor shall perform such duties consistent with his position or such duties as may reasonably be assigned by Employer, acting through the President, from time to time during the Term hereof, including without limitation, the following:

                  (a) Taylor  shall  serve as Senior  Vice  President  of Global
Marketing  and  Sales  of  Employer,   responsible   for  the   development  and
coordination of worldwide marketing and sales activities for the Employer;

                  (b)  Taylor  shall  diligently   represent  the  interests  of
Employer and each of its Affiliates in the United States and in each such other countries as Taylor and the Employer shall determine;

                  (c) Taylor shall promote, endorse, publicize, and market proprietary investment vehicles, and database management, research and consulting services offered by Employer and each of its Affiliates and shall advise Employer's quantitative research analysts as may be appropriate;

                  (d) Taylor shall work initially at Employer's offices at 555 Theodore Fremd Avenue, Rye, New York 10580, U.S.A. and, as may be required by the Employer, to work on a temporary or permanent basis at such other location within the United States, and to travel to such places, both within and outside the United States, as may be required for the proper performance of his duties, except that during the Term, without Taylor's consent, (i) Taylor shall not be required to relocate his place of employment to any area beyond a fifty (50) mile radius of the boundaries of the City of New York, New York; and (ii) Taylor shall not be required to travel to destinations on behalf of Employer or any of its Affiliates (A) such that during the course of any year during the Term he shall have spent more than fifty percent (50%) of his business time in connection with the performance of his duties hereunder engaged in such travel,
(B) for any period extending longer than three (3) consecutive weeks within which he is not reasonably within commuting distance of Employer's offices, and
(C) otherwise inconsistent with his past practices as Senior Vice President of Global Marketing and Sales, or comparable position, with TASS; and

                  (e) Taylor shall report to the Employer at such times as Employer, acting through the President, may reasonably require.

     Section 5. Compensation. (a) In consideration for all the services to be rendered by Taylor to Employer and its Affiliates as may be required pursuant to the terms of this Agreement, and any rights granted by Taylor under this Agreement, Employer shall pay compensation to Taylor as follows:

     (i) Base Compensation. During the Term of this Agreement, Employer shall pay Taylor Base Compensation, payable in monthly installments, and subject to normal withholding taxes and deductions, at the rate of U.S. One Hundred Fifty Thousand Dollars (US$150,000) per annum. In the event that Taylor shall be employed by Employer after the expiration of the Term, but Employer and Taylor have not mutually agreed to extend the terms of this Agreement, the period of employment, the Base Compensation payable to Taylor and the other terms and conditions of his employment shall be as agreed by Taylor and the Company;

                           (ii)     Annual Bonus.

     (A) Guaranteed  Bonus.  In addition to the Base  Compensation  set forth in
Section 5(a)(i) above, subject to the terms and conditions of Section 9, Taylor shall receive a Guaranteed Bonus for each year of the Term, which shall be paid upon the later of five (5) days following the conclusion of each year of the Term or the date on which Tremont customarily pays its senior officers their annual bonuses for Tremont's preceding fiscal year ending December 31, or at such earlier time or times as the Company acting through the President shall determine.

     (B) Discretionary Bonus. In addition to the Base Compensation and Guaranteed Bonus set forth in Sections 5(a)(i) and 5(a)(ii)(A), Taylor shall also be eligible to receive an additional annual bonus from the Company at the determination of the Board of

Directors, or any committee thereof, which determination shall be at the sole and absolute discretion of the Board of Directors or such committee.

                  (b)   Notwithstanding   the   provisions   of   this   Section
5(a)(ii)(B), Tremont shall not be required to pay any additional compensation to Taylor beyond that specified in Section 5(a)(i) and 5(a)(ii)(A) hereof.

         Section 6.  Benefits.  In addition  to the  compensation  described  in
Section 5, Taylor shall be entitled to participate in any comparable employee health, medical or other benefits that Employer may now or hereafter establish which are generally available to the senior officers of Employer, to the extent such benefits are available to Taylor under applicable law, on a basis commensurate with his position as Senior Vice President of Global Sales and Marketing of Employer.

         Section 7. Expenses. Employer shall reimburse Taylor for all expenses reasonably incurred by Taylor in furtherance of Taylor's performance of his duties to Employer and its Affiliates hereunder and in accordance with any policy on expenses issued by the Employer, provided that Taylor renders to Employer, or to Tremont, as may be required by the Company, a complete and accurate accounting and documentation of all such expenses, and furnishes information adequate in Employer's reasonable judgment, to permit deduction of such expenses on the income tax returns of Employer.

         Section 8. Vacations. (a) Taylor shall be entitled to twenty-one (21) working days' paid vacation per vacation year (in addition to New York bank and other public holidays) to be taken upon advance notice to Employer, acting through the President, subject to the reasonable objection of the President. Vacation entitlement shall be deemed to accrue from day to day. For the purposes of this Agreement, Employer's vacation year with respect to Taylor shall run from March 11 to March 11.

                  (b) Taylor shall not be entitled to carry over any unused vacation entitlement from one vacation year to another and will not be paid in lieu thereof for any untaken vacation except upon termination of employment as provided herein. Employer will pay to Taylor one day's vacation pay for each complete day of vacation entitlement for that vacation year which has accrued but remains untaken at the date of termination. A day's vacation pay for this purpose shall be one-three hundred sixty fifth (1/365) of Base Compensation.

     Section 9. Termination. (a) This Agreement may be terminated as follows:

     (i) Termination by Consent. This Agreement may be terminated upon the mutual written consent of Employer and Taylor for any reason or no reason.

     (ii) Termination for Cause. Employer may terminate this Agreement by summary notice for "Cause," which, for the purposes of this Agreement, shall mean:

     (A) Taylor's conviction for any criminal offense other than an offense under road traffic legislation for which Taylor is not sentenced to imprisonment (whether immediate or suspended);

     (B) Taylor's commission of an act of personal dishonesty or breach of fiduciary duty involving personal profit in connection with Taylor's employment by Employer;

     (C) Taylor's commission of an act involving fraud, willful misconduct or serious negligence in the conduct of his duties and responsibilities as an employee of Employer; or

     (D) a material breach by Taylor of any of the provisions of this Agreement unless remedied within thirty (30) days after written notice thereof is delivered to Taylor by Employer, if such breach is reasonably capable of remedy.

                           (iii) Death or Disability.

     (A) Death. This Agreement will automatically terminate upon Taylor's death.

     (B) Disability. Employer may terminate Taylor's employment upon twelve (12) weeks' prior written notice if Taylor shall have been prevented by illness, injury or accident from fully discharging his duties under this Agreement for three (3) consecutive months or for a total aggregate period of eighty (80) working days (i.e., Monday through Friday inclusive) in the preceding twelve
(12) calendar months, provided that Taylor is not performing his duties on the day on which such notice is issued.

     (iv) Termination Without Cause. Employer may terminate this Agreement at any time without Cause.

     (v) Resignation. Upon termination of Taylor's employment pursuant to the terms hereof, Taylor shall immediately resign as a member of the board of directors of Employer to the extent he is serving in such capacity at the time of termination and shall immediately resign from any offices, positions and other directorships which he may then hold with Employer or any of its Affiliates.

                  (b) (i) Payment Upon Termination Without Cause. In the event this Agreement and Taylor's employment hereunder are terminated by Employer without Cause (for reasons other than those set forth in Sections 9(a)(i), (ii) and (iii)) prior to March 11, 2001, Employer shall pay or shall be obligated to pay, as the case may be, to Taylor in full and final settlement (subject to statutory rights) of all (if any) claims which Taylor may have against Employer or any of its Affiliates arising out of his employment or its termination by Employer, amounts equal to (A) installments on the Base Compensation in effect at the Termination Date, in accordance with Employer's payroll practices, until March 11, 2001 (such period being referred to as the "Severance Period"); (B) the Guaranteed Bonus (or any unpaid portion thereof) for each year ending March 11, 2000 and March 11, 2001, respectively, under the terms of this Agreement, payable to Taylor in accordance with Section 5(a)(ii)(A) hereof, plus any discretionary bonus awarded pursuant to Section 5(a)(ii)(B) prior to the Termination Date and not yet paid; (C) the value of Taylor's pro-rated vacation entitlement with pay accrued for that portion of the vacation year in which the employment of Taylor hereunder is terminated, calculated in accordance with
Section 8 hereof, to the extent that such vacation entitlement has not been used by Taylor as of the Termination Date; and (D) the business expenses reasonably incurred by Taylor up to and including the Termination Date and payable in accordance with Section 7 hereof. In addition, Employer agrees that, in the event Taylor is terminated without Cause, for a period ending upon the earlier of the date which is twelve (12) months from the Termination Date, or the date upon which Taylor secures employment which offers him the opportunity to participate in a benefit plan comparable to Employer's on the same terms and conditions as Employer, Taylor shall be entitled to continue to participate in Employer's health, medical or other benefits, to the extent of his entitlement while he was an employee of Employer in accordance with Section 6 hereof.

     (ii) Offset for Employment by Competing Business. In the event this Agreement and Taylor's employment are terminated by Employer without Cause prior to the end of the Term, and commencing on a date thereafter (the "New Affiliation Date"), Taylor shall commence rendering services (whether directly or indirectly and whether as partner, principal, agent, consultant or otherwise) to, or become employed by, a Competing Business, Taylor promptly shall notify Employer in writing of such new employment and certify the amount by which his guaranteed compensation in such new employment during any period within the Severance Period exceeds or fails to equal his Base Compensation and Guaranteed Bonus hereunder for such period. If such guaranteed compensation shall fail to equal his Base Compensation plus Guaranteed Bonus for such period, the payments by Employer of Base Compensation plus Guaranteed Bonus for such period shall continue in an amount equal to the difference between the Base Compensation plus Guaranteed Bonus, on the one hand, and such guaranteed compensation from such new employment on the other. Payments of any Base Compensation plus Guaranteed Bonus shall immediately cease during any such period if (A) Taylor fails to provide such written notice and certification within thirty (30) days of commencing such new employment, or (B) upon Employer's receipt of such notice and certification stating that the amount of Taylor's guaranteed compensation in such new employment during such period exceeds his Base Compensation plus his Guaranteed Bonus during such period. By way of example only, if during a twelve (12) month Severance Period Taylor accepts a consulting assignment for a Competing Business for six (6) months for guaranteed compensation in excess of the Base Compensation plus Guaranteed Bonus payable during such six (6) month period, then Employer shall not be obligated to pay Taylor Base Compensation plus Guaranteed Bonus during such six (6) month period, but shall again be obligated to renew such payments at the end of such six (6) month period and for the remainder of the Severance Period as described herein.

     (iii) Payment Upon Termination Other Than Without Cause. Should this Agreement and Taylor's employment be terminated pursuant to Sections 9(a)(i), (ii) or (iii) hereof, Taylor shall be entitled to payment of his Base Compensation earned up to the Termination Date plus an amount equal to the sum of: (A) any discretionary bonus awarded pursuant to Section 5(a)(ii)(B) prior to the Termination Date and not yet paid; (B) the value of Taylor's pro-rated vacation entitlement with pay for that portion of the vacation year in which the employment of Taylor hereunder is terminated, calculated in accordance with
Section 8 hereof, to the extent that such vacation entitlement has not been used by Taylor as of the Termination Date; and (C) the business expenses reasonably incurred by Taylor up to and including the Termination Date and payable to Taylor pursuant to Section 7 hereof through the Termination Date. In addition, if Taylor's employment is terminated prior to the end of the Term under Section 9(a)(i), (ii) or (iii), he shall also be entitled to receive with respect to the year during the Term in which his employment was terminated a portion of the Guaranteed Bonus in an amount equal to the Guaranteed Bonus for such year multiplied by a percentage representing that portion of such year which elapsed up to the Termination Date less any payments of the Guaranteed Bonus already received by Taylor with respect to such year. All amounts for which Employer is liable to Taylor (or his estate, as the case may be) under this Section 9(b)(iii) for Guaranteed Bonus shall be payable within thirty (30) days following the Termination Date or the date upon which annual bonuses for Employer's fiscal year ending the December 31 prior to the year of Taylor's termination, would be paid to Employer's senior officers in accordance with Employer's customary practices, whichever is later. All other amounts owed to Taylor under this Section 9(b)(iii) shall be payable within thirty (30) days of the Termination Date. By way of example only, if for the purposes of this
Section 9(b)(iii), the Termination Date is April 1, 2000, and the date on which Employer would customarily pay its senior officers their annual bonuses for the year ending December 31, 1999 is April 15, 2000, the amounts owing to Taylor for Guaranteed Bonus pursuant to this Section 9(b)(iii) shall be payable by Employer no later than May 1, 2000.

     (iv) Reasonableness. Employer, on the one hand, and Taylor, on the other, hereby confirm that the provisions of Section 9(b) are reasonable and the total amount payable as outlined therein is an amount which has been agreed between them to be payable hereunder or, in the alternative, as a reasonable preestimate of the damages which will be suffered by Taylor in the event of termination without Cause and shall not be construed as a penalty.

         Section 10.       Confidential and Proprietary Information.

                  (a) Definition of Confidential Information. Taylor acknowledges and agrees that Confidential Information of Employer and its Affiliates has been and will be imparted to him, which if disclosed by him or improperly used by him will result in harm to Employer or any of its Affiliates. For the purposes of this Agreement, "Confidential Information" shall mean all research, information, software, databases, trade secrets, sales and marketing information, subscriber information, operations material and memoranda, personnel records, client lists, information relating to investment funds, accounts and customers, pricing information, and financial information concerning or relating to the business, clients, subscribers, employees, and affairs of Employer, or any of its Affiliates and contact persons and other information maintained by Employer or any of its Affiliates, obtained by or furnished, disclosed or disseminated to Taylor, or obtained, assembled or compiled by Taylor or under his supervision during the course of his employment by Employer, or any of its Affiliates, and all physical embodiments of the foregoing, all of which are hereby agreed to be the property of and confidential to Employer and its Affiliates. "Confidential Information" shall not include any of the foregoing to the extent the same can be shown by written documentation by Taylor, to be available to the public through no fault or breach of this Agreement.

                  (b) Removal of Confidential Information. Taylor hereby agrees that, during the Term of this Agreement and thereafter, he shall not, without Employer's prior written consent, remove or cause to be removed from Employer's, or any of its Affiliates' premises any Confidential Information, or other material whatsoever, belonging to Employer or any of its Affiliates, for purposes other than for use in connection with authorized work Taylor may perform for Employer or any of its Affiliates.

                  (c) Disclosure of Confidential Information. Taylor hereby agrees that, during the Term of this Agreement and thereafter, without the prior written consent of Employer, he will not, disclose, except as required by law or in the normal course of Employer's business, or make available to any person or entity any Confidential Information, nor shall Taylor make or cause to be made, or permit or allow, either on Taylor's own behalf or on behalf of others, any use of such Confidential Information other than in the proper performance of Taylor's duties as an employee. All Confidential Information shall be returned to Employer promptly upon request or promptly following the termination of Taylor's employment with Employer. Notwithstanding the foregoing, except as otherwise required by law, Taylor shall at all times maintain as confidential such Confidential Information which is also confidential to, or contains confidential information concerning any officer, director, shareholder, client or account of Employer without the prior written consent of the party to whom such confidential information applies.

                  (d) The obligations of this Section 10 shall survive the expiration or termination of the Agreement to the extent set forth in Section 10(c) above.

         Section 11. Protection of Interests. (a) Taylor shall not during the Term of this Agreement, without the prior written consent of Employer, acting through the President, be concerned or interested in any capacity in any trade, business or occupation (other than the business of Employer or any of its Affiliates), whether or not of a similar nature to or competing in any material respect with any of the businesses of Employer any of its Affiliates. Such restriction shall not prevent Taylor from holding or being interested in not more than one percent (1%) of the total issued share capital or capital stock in any publicly traded or private company the shares of which are listed or quoted on a recognized stock exchange or in the over-the-counter market. In addition, with the prior consent of Employer, acting through the President, Taylor may hold, directly or indirectly, interests as a passive investor in publicly traded or private hedge funds or managed funds representing investments therein, in the aggregate, of not more than U.S. Five Million Dollars (US $5,000,000), and in such case, the terms of this Section 11 shall not prevent any such investment by Taylor, within the foregoing limitations, representing up to five percent (5%) of the total issued share capital or equity interests in any such hedge fund or managed fund.

                  (b) Taylor shall not at any time after the Termination Date represent himself as being in any way connected with or interested in the business of Employer or any of its Affiliates or knowingly make any untrue or misleading statement in relation to Employer or any of its Affiliates.

                  (c) In the event Taylor shall be terminated for Cause, Taylor shall not directly or indirectly and whether as employee, director, consultant, owner or otherwise during the period of twelve (12) months following the termination of his employment by Employer engage or be interested or concerned in any Competing Business, except by holding or being interested as a passive investor in the investments referred to in Section 11(a).

                  (d) Taylor shall not, directly or indirectly and whether as employee, director, consultant, owner or otherwise during the twelve (12) month period following the termination of his employment with Employer and in competition with Employer or any of its Affiliates canvas or solicit the custom of or seek to entice away from Employer or any of its Affiliates (i) any Client; or (ii) any Potential Client.

                  (e) Taylor shall not, directly or indirectly and whether as employee, director, consultant, owner or otherwise during the twelve (12) month period following the termination of his employment with Employer and in competition with Employer or any of its Affiliates do business with (i) any Client or (ii) any Potential Client.

                  (f) Taylor shall not directly or indirectly and whether as employee, director, consultant, owner or otherwise during the twelve (12) month period following the termination of his employment with Employer entice or endeavor to entice away from Employer or any of its Affiliates or any of its or their employees (whether or not the departure of such employee would constitute a breach of contract on his or her part). For the purposes of this paragraph, "employee" means any person employed or retained by Employer or any of its Affiliates with management or senior level sales responsibilities, whether on a permanent or consultancy basis, with whom Taylor shall have had personal dealings in the course of performing his duties under this Agreement. Nothing in this provision will prevent Taylor from hiring an employee responding to a general solicitation appearing in a newspaper, trade publication or similar medium.

         Section 12. Notices. Any notice or other communication under this Agreement shall be in writing and shall be considered given when received by the party to whom or which it is addressed. Such notice shall be sent by personal delivery, electronically, facsimile transmission or recognized overnight courier, receipt acknowledged, to the respective parties at their addresses set forth below (or at such other address as any party may have previously specified by notice to the other parties as the address to which notice shall be given to
it). The same shall be deemed received on the date of delivery. Any notice delivered personally, electronically or by facsimile transmission shall be followed on the same day by written notice sent via recognized overnight courier delivery service.

         If to Employer:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580
                  U.S.A.
                  Attention: Mr. Stephen T. Clayton, Chief Financial Officer Facsimile No.: 914-925-9337

         with a copy to:

                  Newman Tannenbaum Helpern
                    Syracuse & Hirschtritt LLP
                  900 Third Avenue
                  New York, New York  10022
                  U.S.A.
                  Attention: Michael G. Tannenbaum, Esq.
                  Facsimile No.: 212-371-1084

         If to Taylor:

                  Laurence Huntington Taylor, II
                  83 Tuxford Terrace
                  Basking Ridge, New Jersey 07920
                  U.S.A.
                  Facsimile No.: 908-630-0461

         with a copy to:

                  Kleinberg, Kaplan, Wolff & Cohen, P.C.
                  551 Fifth Avenue
                  New York, NY  10176
                  Attention: Frederic A. Kleinberg, Esq.
                  Facsimile No.: 212-986-8866

         Section 13.       General.

         (a) As from the date of this Agreement, all other agreements or arrangements (whether written or oral and express or implied) between Taylor and Employer or any of its Affiliates relating to the services or employment of Taylor shall be deemed to have been terminated by mutual consent.

         (b) The parties agree and acknowledge that there are no collective agreements applicable to Taylor's employment with Employer.

         (c) This Agreement shall be governed by the laws of the State of New York and the laws of the United States of America applicable therein, and each party submits to the jurisdiction of the New York courts with respect to any claim or matter arising under this Agreement, and each party agrees that all such claims or matters shall be heard and determined in such courts, without reference to conflict of law principles thereof.

         Section 14. Taylor's Representations and Warranties. Taylor hereby represents and warrants to Employer and any of its Affiliates that the execution of this Agreement and Taylor's performance hereunder will not, with, or without the giving of notice or the passage of time, conflict with, result in the breach of or the termination of, or constitute a default under any agreement to which Taylor is or may be bound.

     Section 15. Headings. The headings used in this Agreement are solely for convenience of reference and shall not effect its interpretation.

     Section 16. Waiver of Breach. The waiver by any party of a breach of any provision in this Agreement shall not operate or be construed as a waiver of any subsequent breach by a party.

         Section 17. Severability. If any paragraph, term or provision of this Agreement shall be held or determined to be unenforceable, the balance of this Agreement shall nevertheless continue in full force and effect unaffected by such holding or determination. In addition, in any such event, the parties agree that it is their intention and agreement than any such paragraph, term or provision which is held or determined to be unenforceable as written, shall nonetheless be enforced and binding to the fullest extent permitted by law as though such paragraph, term or provision had been written in such a manner and to such extent as to be enforceable under the circumstances.

     Section 18. Amendments. No amendment, modification or waiver of any provisions of this Agreement shall be made except by an instrument in writing signed by the parties charged.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                     Employer:

                                                     TREMONT ADVISERS, INC.


                                       By:
                                      Name:
                                     Title:




                                                Laurence Huntington Taylor, II

                                                                 Exhibit 10.61

                                                                 EXECUTION COPY


                               EMPLOYMENT AGREEMENT


         AGREEMENT,  made as of March 11, 1999,  by and between TASS  MANAGEMENT
LIMITED, a company incorporated in England and Wales, having its registered office at 27 Palace Street, London 5W1E 5HN ("TASS"), TREMONT ADVISERS, INC., a corporation incorporated under the laws of the State of Delaware (U.S.A.), having its principal office at Corporate Center at Rye, 555 Theodore Fremd Avenue, Rye, New York 10580 ("Tremont"), and NICOLA MEADEN, an individual residing in London, England ("Meaden").


                                               W I T N E S S E T H:



         WHEREAS, in connection with the agreement and plan of reorganization, dated as of the date hereof (the "Plan of Reorganization"), among Tremont, TASS and the holders of all of the ordinary shares of TASS, TASS desires to continue to employ Meaden, and Meaden desires to be so employed by TASS, as the Managing Director and Chief Executive Officer of TASS, pursuant to the terms and conditions set forth in this Agreement;

     WHEREAS, this Agreement is referred to in, and is subject to the terms and conditions of, the Plan of Reorganization;

         NOW, THEREFORE, in consideration of the mutual covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties agree as follows:

         Section 1. Definitions. The terms defined in this Section 1, whenever used in this Agreement, shall, unless the context otherwise requires, have the respective meanings specified in this Section 1.

         (a) "Affiliate" shall mean, with respect to any Person, an individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity controlling, controlled by or under common control with such Person, including but not limited to any subsidiary and holding company of any Person as defined in section 736 of the U.K. Companies Act 1985.

         (b) "Agreement" means this Employment Agreement, dated as of March 11, 1999, by and between the Company and Meaden.

         (c) "Annual Bonus" means the Guaranteed Bonus (which is not in the Board of Directors' discretion), together with any additional bonus which may be granted to Meaden by the Company in the sole and absolute discretion of the Board of Directors or any authorized committee thereof.

         (d) "Base Compensation" means the annual base salary payable to Meaden pursuant to Section 5 of this Agreement.

         (e) "Board of Directors" means the board of directors of Tremont, as elected from time to time in accordance with the by-laws of Tremont.

         (f) "Cause" shall have the meaning set forth in Section 6(a)(ii) of this Agreement.

         (g) "Client" shall mean any Person which, at the date of termination of this Agreement or within a period of six (6) months immediately preceding such termination, is a client of or subscriber to TASS, or any of its Affiliates, or its or their services, and being a Person (i) with which Meaden or any person reporting directly to Meaden has had personal dealings in the course of her or his duties; or (ii) of which Meaden has personal knowledge.

         (h) "Company" means TASS and Tremont, in its capacity as the parent corporation of TASS, collectively.

         (i) "Competing Business" shall mean any Person which is engaged in (i) electronic database subscription services or personalized alternative investment counseling services for investment funds, including hedge funds, derivatives, managed future funds, foreign exchange, venture capital, emerging market funds, leveraged buyouts or arbitrage funds, or (ii) any other business which is substantially the same as any other business in which TASS or any of its

Affiliates is engaged as at the date of termination of this Agreement and being a business in which Meaden is directly engaged at any time during the twelve
(12) month period immediately preceding such termination.

         (j) "Guaranteed Bonus" means the minimum guaranteed bonus of U.S. Fifty Thousand Dollars (US$50,000) payable annually, or in such more frequent installments as permitted hereunder, to Meaden in accordance with Section 5(a) hereof, which is not in the Board of Directors' discretion.

         (k) "Person" shall mean any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity.

         (l) "Potential Client" shall mean any Person with which there are as at the date of termination of this Agreement negotiations ongoing with a view to such Person becoming a client of or subscriber to TASS or any of its Affiliates, and being a Person (i) with which Meaden or any person reporting directly to Meaden has had personal dealings in the course of her or his duties, or (ii) of which Meaden has personal knowledge.

         (m) "President" shall mean the duly elected President of Tremont.

         (n) "SFA" means The  Securities  and Futures  Authority  Limited of the
U.K.

         (o) "TASS" means TASS Management Limited, a company incorporated in England and Wales.

         (p) "Term" shall mean the stated period of Meaden's employment as set forth herein, unless sooner terminated pursuant to the terms hereof.

         (q) "Termination Date" shall mean the date this Agreement is terminated pursuant to the terms hereof.

         (r) "Tremont" means Tremont Advisers, Inc., a Delaware corporation and the sole ordinary shareholder of TASS.

         (s) "U.K." means the United Kingdom of Great Britain and Northern Ireland.

         (t) "U.S." means the United States of America.

     Section 2. Employment. TASS hereby hires and employs Meaden, and Meaden hereby accepts employment with TASS, as President of TASS, upon the terms and subject to the conditions set forth in this Agreement. For so long as TASS shall be obligated to Meaden hereunder, Tremont hereby guarantees the performance by TASS and the payment of its obligations hereunder to Meaden, upon the terms and subject to the conditions set forth herein.

         Section 3. Term of Employment. The Term shall be for a period of two years, commencing on March 11, 1999 and continuing until March 11, 2001 unless sooner terminated pursuant to the terms and conditions of this Agreement. Upon completion of the Term this Agreement shall terminate automatically without the need for prior notice.

         Section 4. Duties. Meaden shall serve TASS faithfully and honestly and use her best efforts and abilities on behalf of TASS in the position of Managing Director and Executive Officer of TASS and shall devote all of her business time, attention, skills and efforts solely to the performance of her duties on behalf of TASS and each of its Affiliates, as may be required by the Company, consistent with the terms of this Agreement, and, subject to the terms of this Agreement, shall not engage or be involved, directly or indirectly, in any other business endeavor whatsoever without the express written consent of the Company. Meaden shall perform such duties consistent with her position or such duties as may reasonably be assigned by the Company, acting through the President, from time to time during the Term hereof, including without limitation, the following:

                  (a) Meaden shall serve as chief executive officer of TASS with the designation of Managing Director and Chief Executive Officer, responsible for the daily supervision of the business of TASS and the administration of its operations and shall be deemed Senior Executive Officer, Compliance Officer, and Finance Officer in accordance with the rules of the SFA;

                  (b) Meaden shall serve as a director on the board of directors of TASS for so long as the Company shall require the same;

                  (c) Meaden shall diligently represent the interests of TASS and each of its Affiliates in the United Kingdom and on the continent of Europe;

                  (d) Meaden shall promote, endorse, publicize, and market proprietary investment vehicles, and database management, research and consulting services offered by TASS and each of its Affiliates and shall advise Tremont's quantitative research analysts as may be appropriate;

                  (e) Meaden shall work initially at TASS's offices at 27 Palace Street, London 5W1E 5HN, England and, as may be required by the Company, to work on a temporary or permanent basis at such other location within the U.K., and to travel to such places, both within and outside the U.K., as may be required for the proper performance of her duties, except that during the Term, without Meaden's consent, (i) Meaden shall not be required to relocate her place of employment to any area beyond a ten (10) mile radius of the boundaries of the City of London, England; and (ii) Meaden shall not be required to travel to destinations on behalf of TASS or any of its Affiliates (A) such that during the course of any year during the Term she shall have spent more than fifty percent (50%) of her business time in connection with the performance of her duties hereunder engaged in such travel,
(B) for any period extending longer than three (3) consecutive weeks within which she is not reasonably within commuting distance of TASS's offices, and (C) otherwise inconsistent with her past practices as Managing Director and Chief Executive Officer of TASS; and

                  (f) Meaden shall report to the Company at such times as the Company, acting through the President, may reasonably require.

     Section 5. Compensation. (a) In consideration for all the services to be rendered by Meaden to TASS and its Affiliates as may be required pursuant to the terms of this Agreement, and any rights granted by Meaden under this Agreement, TASS shall pay compensation to Meaden as follows:

     (i) Base Compensation. During the Term of this Agreement, TASS shall pay Meaden Base Compensation, payable in monthly installments, and subject to normal withholding taxes and deductions, at the rate of U.S. One Hundred Fifty Thousand Dollars (US$150,000) per annum. In the event that Meaden shall be employed by TASS after the expiration of the Term, but the Company and Meaden have not mutually agreed to extend the terms of this Agreement, the period of employment, the Base Compensation payable to Meaden and the other terms and conditions of her employment shall be as agreed by Meaden and the Company;

                           (ii)     Annual Bonus.

     (A) Guaranteed  Bonus.  In addition to the Base  Compensation  set forth in
Section 5(a)(i) above, subject to the terms and conditions of Section 9, Meaden shall receive a Guaranteed Bonus for each year of the Term, which shall be paid upon the later of five (5) days following the conclusion of each year of the Term or the date on which Tremont customarily pays its senior officers their annual bonuses for Tremont's preceding fiscal year ending December 31, or at such earlier time or times as the Company, acting through the President, shall determine.

     (B) Discretionary Bonus. In addition to the Base Compensation and Guaranteed Bonus set forth in Sections 5(a)(i) and 5(a)(ii)(A), Meaden shall also be eligible to receive an additional annual bonus from the Company at the determination of the Board of Directors, or any committee thereof, which determination shall be at the sole and absolute discretion of the Board of Directors or such committee.

                  (b) Notwithstanding the provisions of this Section 5(a)(ii)(B), neither TASS nor Tremont shall be required to pay any additional compensation to Meaden beyond that specified in Section 5(a)(i) and 5(a)(ii)(A) hereof.

     Section 6. Benefits. In addition to the compensation described in Section 5, Meaden shall be entitled to participate in any comparable employee health, medical or other benefits that

TASS may now or hereafter establish which are generally available to the senior officers of Tremont, to the extent such benefits are available to Meaden under applicable law, on a basis commensurate with her position as President of TASS.

         Section 7. Expenses. TASS shall reimburse Meaden for all expenses reasonably incurred by Meaden in furtherance of Meaden's performance of her duties to TASS and its Affiliates hereunder and in accordance with any policy on expenses issued by the Company, provided that Meaden renders to TASS, or to Tremont, as may be required by the Company, a complete and accurate accounting and documentation of all such expenses, and furnishes information adequate in the Company's reasonable judgment, to permit deduction of such expenses on the income tax returns of TASS.

         Section 8. Holidays. (a) Meaden shall be entitled to twenty-one (21) working days' paid holiday per holiday year (in addition to English bank and other public holidays) to be taken upon advance notice to the Company, acting through the President, subject to the reasonable objection of the President. Holiday entitlement shall be deemed to accrue from day to day. For the purposes of this Agreement, TASS's holiday year with respect to Meaden shall run from March 11 to March 11.

                  (b) Meaden shall not be entitled to carry over any unused holiday entitlement from one holiday year to another and will not be paid in lieu thereof for any untaken holiday except upon termination of employment as provided herein. TASS will pay to Meaden one day's holiday pay for each complete day of holiday entitlement for that holiday year which has accrued but remains untaken at the date of termination. A day's holiday pay for this purpose shall be one-three hundred sixty fifth (1/365) of Base Compensation.

     Section 9. Termination. (a) This Agreement may be terminated as follows:

     (i) Termination by Consent. This Agreement may be terminated upon the mutual written consent of the Company and Meaden for any reason or no reason.

     (ii) Termination for Cause. Company may terminate this Agreement by summary notice for "Cause," which, for the purposes of this Agreement, shall mean:

     (A) Meaden's conviction for any criminal offense other than an offense under road traffic legislation for which Meaden is not sentenced to imprisonment
(whether immediate or suspended);

     (B) Meaden's commission of an act of personal dishonesty or breach of fiduciary duty involving personal profit in connection with Meaden's employment by TASS;

     (C) Meaden's commission of an act involving fraud, willful misconduct or serious negligence in the conduct of her duties and responsibilities as an employee of TASS;

     (D) Except as otherwise permitted or instructed by the Company, Meaden's ceasing to be a registered Person of Employer with the SFA;

     (E) the suspension or revocation of any licenses or similar regulatory approvals necessary for the operation of the business of TASS due, in whole, or substantially in whole, to the conduct and/or activities of Meaden and which such suspension or revocation materially injures or damages TASS's or any of its Affiliates' business and reputation; or

     (F) a material breach by Meaden of any of the provisions of this Agreement unless remedied within thirty (30) days after written notice thereof is delivered to Meaden by the Company, if such breach is reasonably capable of remedy.

                           (iii) Death or Disability.

     (A) Death. This Agreement will automatically terminate upon Meaden's death.

     (B) Disability. Company may terminate Meaden's employment upon twelve (12) weeks' prior written notice if Meaden shall have been prevented by illness, injury or accident from fully discharging her duties under this Agreement for three (3) consecutive months or for a total aggregate period of eighty (80) working days (i.e., Monday through Friday inclusive) in the preceding twelve
(12) calendar months, provided that Meaden is not performing her duties on the day on which such notice is issued.

     (iv) Termination Without Cause. Company may terminate this Agreement at any time without Cause.

     (v) Resignation. Upon termination of Meaden's employment pursuant to the terms hereof, Meaden shall immediately resign as a member of the board of directors of TASS to the extent she is serving in such capacity at the time of termination and shall immediately resign from any offices, positions and other directorships which she may then hold with TASS or any of its Affiliates.

                  (b) (i) Payment Upon Termination Without Cause. In the event this Agreement and Meaden's employment hereunder are terminated by the Company without Cause (for reasons other than those set forth in Sections 9(a)(i), (ii) and (iii)) prior to March 11, 2001, TASS shall pay or shall be obligated to pay, as the case may be, to Meaden in full and final settlement (subject to statutory rights) of all (if any) claims which Meaden may have against TASS or any of its Affiliates arising out of her employment or its termination by the Company, amounts equal to (A) installments on the Base Compensation in effect at the Termination Date, in accordance with TASS's payroll practices, until March 11, 2001 (such period being referred to as the "Severance Period"); (B) the Guaranteed Bonus (or any unpaid portion thereof) for each year ending March 11, 2000 and March 11, 2001, respectively, under the terms of this Agreement, payable to Meaden in accordance with Section 5(a)(ii)(A) hereof, plus any discretionary bonus awarded pursuant to Section 5(a)(ii)(B) prior to the Termination Date and not yet paid; (C) the value of Meaden's pro-rated holiday entitlement with pay accrued for that portion of the holiday year in which the employment of Meaden hereunder is terminated, calculated in accordance with
Section 8 hereof, to the extent that such holiday entitlement has not been used by Meaden as of the Termination Date; and (D) the business expenses reasonably incurred by Meaden up to and including the Termination Date and payable in accordance with Section 7 hereof. In addition, the Company agrees that, in the event Meaden is terminated without Cause, for a period ending upon the earlier of the date which is twelve (12) months from the Termination Date, or the date upon which Meaden secures employment which offers her the opportunity to participate in a benefit plan comparable to the Company's on the same terms and conditions as the Company, Meaden shall be entitled to continue to participate in TASS's health, medical or other benefits, to the extent of her entitlement while she was an employee of TASS in accordance with Section 6 hereof.

     (ii)  Offset  for  Employment  by  Competing  Business.  In the event  this
Agreement and Meaden's employment are terminated by the Company without Cause prior to the end of the Term, and commencing on a date thereafter (the "New Affiliation Date"), Meaden shall commence rendering services (whether directly or indirectly and whether as partner, principal, agent, consultant or otherwise) to, or become employed by, a Competing Business, Meaden promptly shall notify the Company in writing of such new employment and certify the amount by which her guaranteed compensation in such new employment during any period within the Severance Period exceeds or fails to equal her Base Compensation and Guaranteed Bonus hereunder for such period. If such guaranteed compensation shall fail to equal her Base Compensation plus Guaranteed Bonus for such period, the payments by the Company of Base Compensation plus Guaranteed Bonus for such period shall continue in an amount equal to the difference between the Base Compensation plus Guaranteed Bonus, on the one hand, and such guaranteed compensation from such new employment on the other. Payments of any Base Compensation plus Guaranteed Bonus shall immediately cease during any such period if (A) Meaden fails to provide such written notice and certification within thirty (30) days of commencing such new employment, or (B) upon the Company's receipt of such notice and certification stating that the amount of Meaden's guaranteed compensation in such new employment during such period exceeds her Base Compensation plus her Guaranteed Bonus during such period. By way of example only, if during a twelve
(12) month Severance Period Meaden accepts a consulting assignment for a Competing Business for six (6) months for guaranteed compensation in excess of the Base Compensation plus Guaranteed Bonus payable during such six (6) month period, then TASS shall not be obligated to pay Meaden Base Compensation plus Guaranteed Bonus during such six (6) month period, but shall again be obligated to renew such payments at the end of such six (6) month period and for the remainder of the Severance Period as described herein.

     (iii) Payment Upon Termination Other Than Without Cause. Should this Agreement and Meaden's employment be terminated pursuant to Sections 9(a)(i), (ii) or (iii) hereof, Meaden shall be entitled to payment of her Base Compensation earned up to the Termination Date plus an amount equal to the sum of: (A) any discretionary bonus awarded pursuant to Section 5(a)(ii)(B) prior to the Termination Date and not yet paid; (B) the value of Meaden's pro-rated holiday entitlement with pay for that portion of the holiday year in which the employment of Meaden hereunder is terminated, calculated in accordance with
Section 8 hereof, to the extent that such holiday entitlement has not been used by Meaden as of the Termination Date; and (C) the business expenses reasonably incurred by Meaden up to and including the Termination Date and payable to Meaden pursuant to Section 7 hereof through the Termination Date. In addition, if Meaden's employment is terminated prior to the end of the Term under Section 9(a)(i), (ii) or (iii), she shall also be entitled to receive with respect to the year during the Term in which her employment was terminated a portion of the Guaranteed Bonus in an amount equal to the Guaranteed Bonus for such year multiplied by a percentage representing that portion of such year which elapsed up to the Termination Date less any payments of the Guaranteed Bonus already received by Meaden with respect to such year. All amounts for which the Company is liable to Meaden (or her estate, as the case may be) under this Section 9(b)(iii) for Guaranteed Bonus shall be payable within thirty (30) days following the Termination Date or the date upon which annual bonuses for Tremont's fiscal year ending the December 31 prior to the year of Meaden's termination, would be paid to Tremont's senior officers in accordance with Tremont's customary practices, whichever is later. All other amounts owed to Meaden under this Section 9(b)(iii) shall be payable within thirty (30) days of the Termination Date. By way of example only, if for the purposes of this
Section 9(b)(iii), the Termination Date is April 1, 2000, and the date on which Tremont would customarily pay its senior officers their annual bonuses for the year ending December 31, 1999 is April 15, 2000, the amounts owing to Meaden for Guaranteed Bonus pursuant to this Section 9(b)(iii) shall be payable by the Company no later than May 1, 2000.

     (iv) Reasonableness. TASS and Tremont, on the one hand, and Meaden, on the other, hereby confirm that the provisions of Section 9(b) are reasonable and the total amount payable as outlined therein is an amount which has been agreed between them to be payable hereunder or, in the alternative, as a reasonable preestimate of the damages which will be suffered by Meaden in the event of termination without Cause and shall not be construed as a penalty.

                  (c) Meaden hereby agrees to waive any right to make a claim of unfair dismissal if this Agreement terminates upon the expiration of the Term without it being extended or renewed.

         Section 10.       Confidential and Proprietary Information.

                  (a) Definition of Confidential Information. Meaden acknowledges and agrees that Confidential Information of the Company and its Affiliates has been and will be imparted to her, which if disclosed by her or improperly used by her will result in harm to the Company or any of its Affiliates. For the purposes of this Agreement, "Confidential Information" shall mean all research, information, software, databases, trade secrets, sales and marketing information, subscriber information, operations material and memoranda, personnel records, client lists, information relating to investment funds, accounts and customers, pricing information, and financial information concerning or relating to the business, clients, subscribers, employees, and affairs of the Company, or any of its Affiliates and contact persons and other information maintained by the Company or any of its Affiliates, obtained by or furnished, disclosed or disseminated to Meaden, or obtained, assembled or compiled by Meaden or under her supervision during the course of her employment by TASS, or any of its Affiliates, and all physical embodiments of the foregoing, all of which are hereby agreed to be the property of and confidential to the Company and its Affiliates. "Confidential Information" shall not include any of the foregoing to the extent the same can be shown by written documentation by Meaden, to be available to the public through no fault or breach of this Agreement.

                  (b) Removal of Confidential Information. Meaden hereby agrees that, during the Term of this Agreement and thereafter, she shall not, without the Company's prior written consent, remove or cause to be removed from TASS's, or any of its Affiliates' premises any Confidential Information, or other material whatsoever, belonging to the Company or any of its Affiliates, for purposes other than for use in connection with authorized work Meaden may perform for TASS or any of its Affiliates.

                  (c) Disclosure of Confidential Information. Meaden hereby agrees that, during the Term of this Agreement and thereafter, without the prior written consent of the Company, she will not, disclose, except as required by law or in the normal course of TASS's business, or make available to any person or entity any Confidential Information, nor shall Meaden make or cause to be made, or permit or allow, either on Meaden's own behalf or on behalf of others, any use of such Confidential Information other than in the proper performance of Meaden's duties as an employee. All Confidential Information shall be returned to Tremont promptly upon request or promptly following the termination of
Meaden's employment with TASS. Notwithstanding the foregoing, except as otherwise required by law, Meaden shall at all times maintain as confidential such Confidential Information which is also confidential to, or contains confidential information concerning any officer, director, shareholder, client or account of TASS or Tremont without the prior written consent of the party to whom such confidential information applies.

                  (d) The obligations of this Section 10 shall survive the expiration or termination of the Agreement to the extent set forth in Section 10(c) above.

     Section 11. Protection of Interests. (a) Meaden shall not during the Term of this Agreement, without the prior written consent of the Company, acting through the President, be concerned or interested in any capacity in any trade, business or occupation (other than the business of TASS or any of its Affiliates), whether or not of a similar nature to or competing in any material respect with any of the businesses of TASS or any of its Affiliates. Such restriction shall not prevent Meaden from holding or being interested in not more than one percent (1%) of the total issued share capital or capital stock in any publicly traded or private company the shares of which are listed or quoted on a recognized stock exchange or in the over-the-counter market. In addition, with the prior consent of the Company, acting through the President, Meaden may hold, directly or indirectly, interests as a passive investor in publicly traded or private hedge funds or managed funds representing investments therein, in the aggregate, of not more than U.S. Five Million Dollars (US $5,000,000), and in such case, the terms of this Section 11 shall not prevent any such investment by Meaden, within the foregoing limitations, representing up to five percent (5%) of the total issued share capital or equity interests in any such hedge fund or managed fund.

                  (b) Meaden shall not at any time after the Termination Date represent herself as being in any way connected with or interested in the business of TASS or any of its Affiliates or knowingly make any untrue or misleading statement in relation to TASS or any of its Affiliates.

                  (c) In the event Meaden shall be terminated for Cause, Meaden shall not directly or indirectly and whether as employee, director, consultant, owner or otherwise during the period of twelve (12) months following the termination of her employment by TASS engage or be interested or concerned in any Competing Business, except by holding or being interested as a passive investor in the investments referred to in Section 10(b).

                  (d) Meaden shall not, directly or indirectly and whether as employee, director, consultant, owner or otherwise during the twelve (12) month period following the termination of her employment with TASS and in competition with TASS or any of its Affiliates canvas or solicit the custom of or seek to entice away from the Company or any of its Affiliates (i) any Client; or (ii) any Potential Client.

                  (e) Meaden shall not, directly or indirectly and whether as employee, director, consultant, owner or otherwise during the twelve (12) month period following the termination of her employment with TASS and in competition with the Company or any of its Affiliates do business with (i) any Client or
(ii) any Potential Client.

                  (f) Meaden shall not directly or indirectly and whether as employee, director, consultant, owner or otherwise during the twelve (12) month period following the termination of her employment with TASS entice or endeavor to entice away from the Company or any of its Affiliates or any of its or their employees (whether or not the departure of such employee would constitute a breach of contract on his or her part). For the purposes of this paragraph, "employee" means any person employed or retained by the Company or any of its Affiliates with management or senior level sales responsibilities, whether on a permanent or consultancy basis, with whom Meaden shall have had personal dealings in the course of performing her duties under this Agreement. Nothing in this provision will prevent Meaden from hiring an employee responding to a general solicitation appearing in a newspaper, trade publication or similar medium.

         Section 12. Notices. Any notice or other communication under this Agreement shall be in writing and shall be considered given when received by the party to whom or which it is addressed. Such notice shall be sent by personal delivery, electronically, facsimile transmission or recognized overnight courier, receipt acknowledged, to the respective parties at their addresses set forth below (or at such other address as any party may have previously specified by notice to the other parties as the address to which notice shall be given to
it). The same shall be deemed received on the date of delivery. Any notice delivered personally, electronically or by facsimile transmission shall be followed on the same day by written notice sent via recognized overnight courier delivery service.

         If to TASS or Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580
                  U.S.A.
                  Attention: Mr. Stephen T. Clayton, Chief Financial Officer Facsimile No.: 914-925-9337

         with a copy to:

                  Newman Tannenbaum Helpern
                    Syracuse & Hirschtritt LLP
                  900 Third Avenue
                  New York, New York  10022
                  U.S.A.
                  Attention: Michael G. Tannenbaum, Esq.
                  Facsimile No.: 212-371-1084

         If to Meaden:

                  Ms. Nicola Meaden
                  12 Wynnstay Gardens
                  Allen Street
                  London W8 6UP
                  ENGLAND
                  Facsimile No.: _________________

         with a copy to:

                  Landau & Cohen, Solicitors
                  130-132 Burnt Oak Broadway
                  Edgeware, Middlesex HA8 0BB
                  ENGLAND
                  Attention: Richard Cohen, Esq.
                  Facsimile No.: 011-44-181-951-1317



         Section 13.       General.

         (a) As from the date of this Agreement, all other agreements or arrangements (whether written or oral and express or implied) between Meaden and TASS or any of its Affiliates relating to the services or employment of Meaden shall be deemed to have been terminated by mutual consent.

         (b) The parties agree and acknowledge that there are no collective agreements applicable to Meaden's employment with TASS.

         (c) This Agreement shall be governed by the laws of England and Wales, and each party submits to the jurisdiction of the English courts with respect to any claim or matter arising under this Agreement, and each party agrees that all such claims or matters shall be heard and determined in such courts.

         Section 14. Meaden's Representations and Warranties. Meaden hereby represents and warrants to TASS and any of its Affiliates that the execution of this Agreement and Meaden's performance hereunder will not, with, or without the giving of notice or the passage of time, conflict with, result in the breach of or the termination of, or constitute a default under any agreement to which Meaden is or may be bound.

     Section 15. Headings. The headings used in this Agreement are solely for convenience of reference and shall not effect its interpretation.

     Section 16. Waiver of Breach. The waiver by any party of a breach of any provision in this Agreement shall not operate or be construed as a waiver of any subsequent breach by a party.

         Section 17. Severability. If any paragraph, term or provision of this Agreement shall be held or determined to be unenforceable, the balance of this Agreement shall nevertheless continue in full force and effect unaffected by such holding or determination. In addition, in any such event, the parties agree that it is their intention and agreement than any such paragraph, term or provision which is held or determined to be unenforceable as written, shall nonetheless be enforced and binding to the fullest extent permitted by law as though such paragraph, term or provision had been written in such a manner and to such extent as to be enforceable under the circumstances.

     Section 18. Amendments. No amendment, modification or waiver of any provisions of this Agreement shall be made except by an instrument in writing signed by the parties charged.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                                     TASS MANAGEMENT LIMITED


                                       By:
                                      Name:
                                     Title:



                                                     Nicola Meaden



                                                     TREMONT ADVISERS, INC.


                                       By:
                                      Name:
                                     Title:

                                                                 Exhibit 10.62

                                                                 EXECUTION COPY

                         STOCK OPTION AND BENEFITS AGREEMENT

         THIS STOCK OPTION AND BENEFITS AGREEMENT (the "Agreement"), made as of March 8, 1999, by and between TREMONT ADVISERS, INC., a Delaware (U.S.A.) corporation with its principal executive offices at 555 Theodore Fremd Avenue, Rye, New York 10580, U.S.A. ("Tremont"), and LAURENCE HUNTINGTON TAYLOR, II, an individual residing in Basking Ridge, New Jersey, U.S.A. ("Taylor").

                                               W I T N E S S E T H:

         WHEREAS, in connection with the plan of reorganization among TASS, Tremont and the holders of all of the ordinary shares of TASS, Tremont employs Taylor as the Senior Vice President of Global Sales and Marketing of Tremont;

         WHEREAS, in connection with Taylor's employment by Tremont, Tremont has agreed to grant and Taylor wishes to accept the option to purchase from Tremont Shares in accordance with and subject to the terms and conditions contained in this Agreement;

         WHEREAS, the Exercise Price set forth herein for the Group I Options granted to Taylor hereunder reflects the approximate Fair Market Value per Share determined as of December 9, 1998 by the Board of Directors; and

         WHEREAS, in addition to granting Taylor options to purchase Shares, Tremont wishes to provide to Taylor certain other benefits as set forth herein in the event there shall occur one or more transactions involving Tremont constituting a Covered Acquisition as described herein;

         NOW, THEREFORE, in consideration of the mutual covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties agree as follows:

         Section 1. Certain Definitions. The terms defined in this Section 1, whenever used in this Agreement, shall, unless the context otherwise requires, have the respective meanings hereinafter specified in Section 1.

                  (a) "Acquisition" shall mean the acquisition of Tremont by another unaffiliated entity in a merger, consolidation, a sale of all or substantially all of Tremont's assets or securities, a reorganization transaction (other than a mere reincorporation or the creation of a holding company), a liquidation of Tremont or similar transaction.

                  (b) "Acquisition Consideration" shall mean the amount to be allocated to one Share out of the Acquisition Proceeds in a Covered Acquisition.

                  (c) "Acquisition Proceeds" shall mean all cash, deferred payments, securities and other articles of value received by Tremont and/or the holders of any of Tremont's securities in consideration for the sale by Tremont of its assets or the transfer by such holders of their securities in any Covered Acquisition.

                  (d) "Actual Distribution" shall mean the actual distribution on a date or dates specified of Acquisition Consideration to the holders of the Shares in connection with a Covered Acquisition.

                  (e) "Affiliate" shall mean, with respect to any Person, an individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity controlling, controlled by or under common control with such Person.

                  (f)   "Agreement"   means  this  Stock   Option  and  Benefits
Agreement, dated March 11, 1999, by and between Tremont and Taylor.

                  (g) "Anti-Dilution Premium" shall mean the benefit or benefits calculated pursuant to Section 4.

                  (h) "Board of Directors" means the board of directors of Tremont, as elected from time to time in accordance with the by-laws of Tremont.

                  (i) "Business Day" shall mean a day on which the New York Stock Exchange is open for trading.

                  (j) "Change in Control" shall mean (i) an Acquisition, as such term is defined in the Stock Option Agreements to be executed by Meaden and Taylor, respectively, or (ii) during any one (1) year period, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority of the Board of Directors unless the election or nomination for election by Tremont's shareholders of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period.

                  (k) "Common Stock" means Tremont's authorized Class B Common Stock, par value $.01 per share.

                  (l) "Computation Date" shall mean the date upon which the transactions contemplated in a Covered Acquisition are actually consummated and closed.

                  (m) "Computation Statement" shall mean the statement which may be issued by the Board of Directors pursuant to Section 4(f).

                  (n) "Covered Acquisition" shall mean an Acquisition the Computation Date for which shall occur before the third anniversary of the Effective Date.

                  (o) "Current Market Price" per Share or for any other security for purposes of any provision of this Agreement as of a Determination Date shall mean:

     (i) If any of the Shares or any of such securities is then Publicly Traded, the average of the daily market prices of the Shares or such securities over a period of five (5) consecutive days prior to such date on which the Shares or such securities have traded.

     As used in this clause (i), "market price" shall mean the average of the closing price of Shares or such securities on any Business Day, as reported with respect to the market (or the composite of markets, if more than one) on all primary national securities exchanges in the United States on which any of the Shares or such securities are then listed, or, if there shall have been no sales on any such exchange on such day, the average of the closing bid and asked prices on all such exchanges at the close of trading on such day, or, if the Shares or such securities shall not be so listed, if applicable, the last sale price, or, if there shall have been no sales on such day, the average of the representative bid and asked prices at the close of trading on such day as quoted by Nasdaq or as listed on the OTC Bulletin Board (Nasdaq and the OTC Bulletin Board being collectively referred to as the "OTC Market"), or, if there shall have been no sales in the OTC Market on such day or if the Shares or such securities are not quoted or listed in the OTC Market, the average of the closing bid and asked prices as furnished by two members of the NASD selected from time to time by the Company for that purpose.

     (ii) If the Shares or such other securities shall not be listed on any domestic exchange or quoted on Nasdaq or on the OTC Bulletin Board or the bid and asked prices for which cannot be obtained from two members of the NASD, as described above, then the Current Market Price shall be the Fair Market Value per Share or per share or unit of any of such other securities as of such Determination Date.

                  (p) "Deemed Distribution" shall mean a distribution of Acquisition Consideration to the holders of the Shares deemed to have occurred for the purposes of this Agreement immediately following a Covered Acquisition involving a sale of assets by Tremont.

                  (q) "Determination Date" shall mean any date as of which, pursuant to any provision of this Agreement, a determination of Current Market Price shall be required or permitted.

                  (r) "Effective Date" shall mean the date upon which the Employment Agreement shall have become effective and Taylor's employment with Employer shall have commenced.

                  (s)      "Employer" means Tremont.

                  (t) "Employment Agreement" means the Employment Agreement among Tremont and Taylor made as of March 11, 1999.

                  (u) "Exercise Price" shall mean the per Share option exercise price for each of the Group I Options and the Group II Options set forth in
Section 2 hereof.

                  (v) "Expiration Date" means the date on which the Stock Options and their right of exercise shall expire, as provided in Section 2 hereof.

                  (w) "Fair Market Value" as of any Determination Date or Computation Date shall mean, as determined in good faith by the Board of Directors (subject to Section 10), (i) as to Common Stock, as of such date, the price of Common Stock in a sale of Tremont as a going concern in an arm's length transaction to an independent Third Party, without regard to the lack of liquidity of the Common Stock due to any restrictions or other limitations contained in this Agreement, and (ii) as to any other property or securities referred to herein, the price of such property or securities as of such date in an arm's length transaction to an independent Third Party. Such valuation shall assume a sale to a hypothetical "ready, willing and able" Third Party without consideration given to any potential forced sale occurring by virtue of the absence of actual Third Party purchasers on any Determination Date or Computation Date.

                  (x) "Floor Price" shall mean a price per share for the Common Stock of U.S. Seven Dollars and 50/100 (US $7.50).

                  (y) "Group I Options" shall mean options to acquire Shares granted by Tremont as of the Effective Date pursuant to Section 2(a) of this Agreement, having an Exercise Price of U.S. Eight Dollars (US $8.00) per Share.

                  (z) "Group II Options" shall mean options to acquire Shares granted by Tremont as of the Effective Date pursuant to Section 2(b) of this Agreement, having an exercise price of U.S. Fifteen Dollars (US $15.00) per Share.

                  (aa) "Taylor Affiliate" shall mean any of Taylor's spouse, parents, siblings, lineal descendants, spouses of any lineal descendants, lineal descendants of siblings and trusts for the benefit of all or any of the foregoing.

     (ab) "NASD" means The National Association of Securities Dealers, Inc.

                  (ac)     "Nasdaq" means the NASD Automated Quotation System.

                  (ad) "Offered Shares" shall mean the number of Shares Taylor wishes to sell pursuant to any Third Party Offer and for which Tremont shall have a right of first refusal in accordance with Section 7(c) hereof.

     (ae) "OTC Bulletin Board" means the quotation system for the non-Nasdaq over-the-counter market.

                  (af) "Person" shall mean any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity.

                  (ag) "Potential Realizable Value" shall mean, with respect to any Stock Option, its potential realizable value, as determined in good faith by the Board of Directors, using models and methods as reasonably, determined by the Board of Directors to be customary in the securities and financial services industries, which take into account, among other things, the period remaining until the expiration of the option, the volatility of the security and current interest rates.

                  (ah) "Publicly Traded" shall mean, as to any security referred to herein, if listed or admitted to unlisted trading privileges on a national securities exchange or designated as a National Market System security on an interdealer quotation system by the NASD or if sales or bid and offer quotations are reported for that class of such security by Nasdaq or the OTC Bulletin Board.

                  (ai) "Reference Price" per Share shall mean with respect to a Covered Transaction the greater of the Acquisition Consideration and the Floor Price.

                  (aj) "Right of First Refusal" shall mean Tremont's option to purchase Shares pursuant to Section 7(c) hereof in the event that Taylor shall have received, and wishes to accept, a Third Party Offer with respect to all or any of the Shares owned by him.

                  (ak) "Securities" shall mean any exercisable Stock Options and Shares issued upon the exercise of Stock Options.

     (al) "Securities Act" shall mean the U.S. Securities Act of 1933, as amended.

     (am) "Share" or "Shares" shall mean one or more shares of Common Stock.

                  (an) "Stock Option" or "Stock Options" shall mean, singularly or collectively, as the case may be, the Group I Options and the Group II Options.

                  (ao) "TASS" shall mean TASS Management Limited, a company incorporated in England and Wales.

     (ap) "Third Party" or "Third Parties" shall mean a Person who is not an Affiliate of Taylor or Tremont, or any of Tremont's officers, directors, employees or agents or any of their respective relatives, or an individual otherwise related in any capacity to
Taylor.

                  (aq) "Third Party Offer" shall mean a bona fide written offer from a Third Party to purchase Shares from Taylor.

                  (ar) "Tremont" means Tremont Advisers, Inc., a corporation organized and existing under the laws of the State of Delaware.

                  (as)     "U.S." means the United States of America

         Section 2. Options. As of the Effective Date, Tremont hereby grants to Taylor, and Taylor hereby accepts options described below to purchase the number of Shares specified below on the terms and subject to the conditions described herein, during a term (the "Term") which commences on the Effective Date and ends at 12:00 midnight (prevailing local time at Tremont's principal offices) on the Expiration Date, which is the day that is the date of the sixth anniversary of the Effective Date, subject to the provisions for vesting described herein, at the Exercise Price specified below.

         (a)      Group I Options.  Subject to Section 4:

                  (i) Number of Shares; Exercise Price. The Group I Options hereby granted to Taylor entitle Taylor to subscribe for and purchase, at any time or from time to time subject to vesting as provided below, until the Expiration Date, up to 78,007 Shares at an Exercise Price equal to U.S. Eight Dollars (US $8.00) per Share.

                  (ii) Vesting. The Group I Options shall vest and become exercisable in installments as follows:

     (A) Up to sixty percent (60%) of the total number of Shares optioned pursuant to this Section 2(a) may be exercised on and after the Effective Date, for up to an aggregate of 46,846 Shares; and

     (B) At any time on or after March 11, 2000, the Group I Options may be exercised as to all Shares optioned for which they have not been previously exercised until the Expiration Date, whereupon the Group I Options shall expire and may no longer be exercised.

         (b) Group II Options. Subject to Section 4:

                  (i) Number of Shares; Exercise Price. The Group II Options hereby granted to Taylor entitle Taylor to subscribe for and purchase subject to vesting as provided below, at any time or from time to time, until the Expiration Date, up to 13,154 Shares at an Exercise Price equal to Fifteen Dollars (US $15.00) per Share.

                  (ii) Vesting. The Group II Options shall vest and become exercisable in installments as follows:

     (A) Up to an aggregate of 4,384 Shares optioned pursuant to this
Section 2(b) may be exercised on or after the Effective Date;

                           (B)  Up to an  aggregate  of  8,768  Shares  optioned
pursuant to this
Section 2(b) may be exercised at any time on or after March 11, 2000; and

                           (C) At any time on or after March 11, 2001, the Group
II Options
may be exercised as to all Shares optioned for which they have not been previously exercised until the Expiration Date, whereupon the Group II Options shall expire and may no longer be exercised.

         (c) Acceleration. Notwithstanding Section 2(a) and (b) but otherwise subject to the terms and conditions hereof, the Stock Options shall immediately become exercisable for all of the Shares upon the effective date of a Change in Control, including the portion thereof which would, but for this Section 2(c), not yet be exercisable, unless, in the event of an Acquisition, the agreement with respect to which includes a provision reasonably acceptable to Taylor for the assumption of the Stock Options or the substitution for the Stock Options of an option or options covering the stock of a Publicly Traded successor corporation, or a parent or subsidiary thereof, with appropriate adjustments made in accordance with Section 4 hereof as to the number and/or nature of the Shares purchasable upon the exercise of the Stock Options, then in such case the Stock Options shall continue in the manner and under the terms so provided.

         Section 3. Anti-Dilution In The Event Of A Covered Acquisition. (a) In the event of the occurrence of a Covered Acquisition in which the Acquisition Consideration shall be less than U.S. Eight Dollars (US $8.00) per share, Taylor shall be entitled to receive, as an Anti-Dilution Premium, an amount equal to the consequent reduction in the Potential Realizable Value of the Group I Options and a result of the Reference Price being less than the Group I Options' Exercise Price.

                  (b) The Anti-Dilution Premium shall be calculated by Tremont, and delivered, at Tremont's option, in any combination of the following, together with a

Computation Statement, as soon as practicable after the Computation Date, but in no event later than ten (10) days following the Computation Date:

     (i) A payment by certified or cashier's check for an amount in United States Dollars;

     (ii) A reduction in the Group II Options Exercise Price thereby increasing the Potential Realizable Value of the Group II Options, provided that the Group II Options shall be assumed by the acquiring Person in the Covered Acquisition; and/or

                           (iii) The issuance of Shares,  Stock Options or other
securities valued
as provided in Section 3(e) hereof.

                  (c) Taylor's right to receive an Anti-Dilution Premium shall terminate on the date which is the third anniversary of the Effective Date, unless a Computation Date occurs before such anniversary in which case such right shall survive until such time as Taylor shall receive the Anti-Dilution Premium in accordance with this Section 3(a) in respect of the Covered Acquisition to which such Computation Date relates.

                  (d) The Anti-Dilution Premium shall apply in respect of Shares issuable upon the exercise of the Group I Options owned only by Taylor and not to any transferee or assignee of Taylor's Shares other than to a Taylor Affiliate.

                  (e) In determining the amount of any Acquisition Consideration for the purposes of this Agreement, the following considerations shall apply:

     (i) in the case of any Covered Acquisition, the computation of Acquisition Consideration shall be effected on a fully diluted basis, i.e., all options, warrants and other securities convertible into Common Stock shall be deemed to have been exercised or converted, as the case may be, with the consideration therefor having been paid at the instant prior to any Actual Distribution or Deemed Distribution to the holders of the Shares;

     (ii) United States currency or other currencies to be received as part of Acquisition Proceeds shall be valued at face value;

                           (iii) each fixed  non-contingent  deferred payment to
be received as
part of Acquisition Proceeds shall be valued at present value at the Computation Date, using a discount factor equal to the prime rate of Citibank, NA, or any successor thereto, as in effect at the Computation Date, plus;

     (iv) marketable securities to be received as part of such proceeds shall be valued at the Current Market Price at the Computation Date;

     (v) all other property shall be valued at Fair Market Value at the Computation Date;

     (vi) in the case of a sale of substantially all of its assets by Tremont, or any other transaction in which Acquisition Consideration is not paid directly to the holders of the Shares, in order to determine the amount of Acquisition Proceeds to be allocated to all of the Shares, it shall be assumed that the Acquisition Proceeds to be received by Tremont, valued in accordance with this
Section 3(d), after payment of all outstanding liabilities, shall be immediately distributed to all of the security holders of Tremont in a manner such that there shall first be allocated to any holders of preferred shares or other senior securities of Tremont such amounts owing to such holders as determined by the Board of Directors in accordance with the terms of such shares or securities, including any accrued and unpaid dividends, with the balance of such consideration being allocated to the holders of all of the Shares and any other shares of common stock of Tremont in accordance with their terms;

     (vii) in the case of a transaction in which the Acquisition Consideration shall be payable directly to Tremont's security holders, the amount to be allocated to the Shares shall be the actual amount so payable, valued in accordance with this Section 3(d);

                           (viii) any determination of value to be made pursuant
to this Section
3(d) shall be initially made by the Board of Directors, utilizing the services of such appraiser(s) or other expert(s) as the Board of Directors shall deem appropriate, and the Board of Directors shall cause there to be delivered to Taylor a Computation Statement showing such valuations and computations; and

     (ix) any Anti-Dilution Premium payable to Taylor or any other person shall be deducted as a liability of Tremont in calculating Acquisition Consideration.

                  (f) In the event that Taylor shall not agree with the computations and valuations set forth in the Computation Statement, then the parties shall submit such matter for resolution to an "independent" committee of the Board of Directors, consisting of all directors then sitting and who are not then and were not previously executive officers of Tremont (the "Committee"). If such matter has not been resolved within thirty (30) days following its submission to the Committee the parties shall submit such matter to any one of the five largest nationally known accounting firms in the United States, or their successors, as may be jointly selected by Taylor and Tremont (the "Accountants"); provided, however, that Tremont specifically agrees that its auditors shall not be considered for selection. The parties agree that the decision of the Accountants with respect to the computations and valuations set forth in the Computation Statement will be binding on the parties and shall not be subject to arbitration in accordance with Section 10 hereof. Each of Taylor and Tremont shall bear him or its own costs with respect to the dispute resolution process described in this Section 9(f), and shall share equally the fees and disbursements of the Accountants.

     Section 4. Adjustments. Upon the occurrence of any of the following events described below, Taylor's rights with respect to the Stock Options and the optioned Shares shall be adjusted as follows:

         In the event the Company shall after the date of this Agreement (i) declare a dividend or make a distribution on its Common Stock in shares of its capital stock, (ii) subdivide its outstanding shares of Common Stock through stock split or otherwise, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or (iv) issue by reclassification of its Common Stock (including any reclassification in connection with a consolidation or merger in which the Company is the continuing corporation) other securities of the Company, the number and/or nature of the Shares purchasable upon exercise of each Stock Option and/or the Exercise Price shall be adjusted so that Taylor shall be entitled to receive the kind and number of Shares or other securities of the Company which he would have owned or been entitled to receive after the happening of any of the events described above, had such Stock Option been exercised immediately prior to the happening of such event or any record date with respect thereto. Any adjustment made pursuant to this Section 4 shall become effective retroactively as of the record date of such event. In the event of any such adjustment, Tremont shall send to Taylor a notice of such adjustment prepared and signed by the Chief Financial Officer of Tremont, which shall set forth the number of Shares purchasable upon the exercise of each Stock Option and the Exercise Price of the Shares after such adjustment, a brief statement of the facts requiring such adjustment and computation by which such adjustment was made.

     Section 5. Method of Exercise. (a) The Stock Options may be exercised by Taylor hereunder by giving ten (10) Business Days' notice of exercise to Tremont specifying the number of Shares to be purchased and the total purchase price therefor accompanied by cash, certified check for the amount in United States Dollars, Shares, or any combination thereof, as may be elected by Taylor, in payment of such price. If payment is made in Shares, the Common Stock must then be Publicly Traded and the value of the Shares received by Tremont for purposes of determining the amount of payment shall be their Current Market Price as of the date of exercise.

                  (b) In lieu of exercise of any portion of the Stock Options for cash provided in Section 5(a) hereof, the Stock Options (or any portion thereof) may, at the election of Taylor, be converted in a cashless exercise into the nearest whole number of shares of Common Stock equal to (i) the product of (A) the number of Stock Options to be so converted, (B) the number of Shares of Common Stock then issuable upon the exercise of each Stock Option, and (C) the excess, if any, of the Current Market Price per share with respect to the date of conversion over the Exercise Price in effect on the Business Day next preceding the date of conversion, divided by (ii) the Current Market Price per share with respect to the date of conversion.

     Section  6.  Requirements  Of Law;  Delivery.  (a) In  accepting  the Stock
Options,
Taylor understands and specifically acknowledges that:

     (i) the Securities have not been registered under the Securities Act or under the securities laws of any U.S. state jurisdiction, or under the laws of any other jurisdiction, by reason of a specified exemption from the registration provisions thereunder;

     (ii) the Securities must be held indefinitely unless they are subsequently registered under the Securities Act and under other applicable securities laws or an exemption from such registration is available; and

     (iii) all certificates for the Securities issued to him may bear a legend in substantially the following form:

                           "THESE  SECURITIES HAVE NOT BEEN REGISTERED UNDER THE
                  SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAWS. THE SECURITIES MAY NOT BE OFFERED, SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF WITHOUT SUCH REGISTRATION OR UNLESS THE ISSUER RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE ISSUER), SATISFACTORY TO THE ISSUER (BOTH AS TO THE ISSUER OF THE OPINION AND THE FORM AND SUBSTANCE THEREOF), THAT SUCH DISPOSITION WILL NOT REQUIRE REGISTRATION OF SUCH SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THESE SECURITIES ARE SUBJECT TO FURTHER RESTRICTIONS AS SET FORTH IN THAT CERTAIN AGREEMENT AND PLAN OF REORGANIZATION DATED AS OF MARCH 8, 1999."

                  (b) No Shares shall be delivered upon the exercise of a Stock Option until the Exercise Price shall have been paid in full and, if required by Tremont in its sole discretion, until Taylor has given Tremont a written statement reasonably satisfactory to it that he is purchasing the Shares as an investment and not with a view to sale or distribution of any of such Shares.

     Section 7. Transfer Restrictions. (a) Stock Options may not be transferred at any time without the prior written consent of Tremont and may be exercised pursuant to the terms hereof only by Taylor.

                  (b) Taylor shall at no time sell, assign, encumber, transfer, pledge or hypothecate or otherwise dispose of all or any part of the Shares now owned or hereafter acquired by him or any interest therein except as specifically permitted in this Agreement. Any such purported encumbrance, transfer or disposition in violation of this Agreement shall be invalid and shall be of no force and effect and shall not be registered, or otherwise recognized, or caused to be registered by Tremont.

                  (c) Notwithstanding anything to the contrary contained in this Agreement, Taylor is under no restrictions as to the transfer by him of any or all of the Shares owned by him to one or more Taylor Affiliates provided that each such Taylor Affiliate shall execute and deliver to Tremont a written consent, in a form to be acceptable to Tremont and Taylor, to be bound by all of the provisions of this Agreement. In the event of any transfer by Taylor to a Taylor Affiliate of all or any part of the Shares owned by him (or in the event of any subsequent transfer by any such Taylor Affiliate to another Taylor Affiliate), such Taylor Affiliate shall receive and hold such Shares subject to the terms of this Agreement and the rights and obligations hereunder of Taylor as though such Shares were still owned by Taylor, and Taylor (together with all of him Taylor Affiliates) shall continue to be deemed a single shareholder. There shall be no further transfer of such Shares by a Taylor Affiliate except between and among such Taylor Affiliate, Taylor and the other Taylor Affiliates.

                  (d) (i) In the event that Taylor shall at any time desire to sell Offered Shares pursuant to a Third Party Offer, Taylor shall first offer such Offered Shares to Tremont pursuant to a written notice (the "Offer Notice"), advising Tremont of him intention to make such disposition. The Offer Notice shall set forth and specify, (x) the name(s) and address(es) of the Third Parties, and (y) the number of Shares subject to the Third Party Offer, the intended purchase price thereof, the method of payment therefor and any other material terms of such Third Party Offer.

     (ii) Tremont shall have the option (the "Tremont Option"), exercisable no later than ten (10) Business Days (the "First Refusal Period") after receipt of the Offer Notice from Taylor, and subject to all applicable laws and regulations, to agree to purchase any or all of the Offered Shares, at the price and on the terms contained in the Third Party Offer.

     (iii) If Tremont shall elect to exercise the Tremont Option, it shall give a written notice to Taylor prior to the end of the First Refusal Period of its intention to exercise (the "Tremont Notice") and specifying the number of Offered Shares Tremont is electing to purchase. In the event that Tremont shall elect to purchase all or any part of the Offered Shares, then the closing of the purchase and sale of such Offered Shares shall take place on a date as agreed to between Taylor and Tremont, which shall be no later than thirty (30) Business Days following Tremont's delivery of the Tremont Notice at the principal executive offices of Tremont, or such other place as Tremont may reasonably designate.

                           (iv) If  Tremont  shall  not  elect to  exercise  the
Tremont Option prior
to the end of the First Refusal Period, Taylor shall have the right, for a period of thirty (30) days after the expiration of the First Refusal Period, to sell to the Third Party all or any portion of the Offered Shares as to which Tremont shall not have exercised the Tremont Option but only pursuant to the Third Party Offer. In addition to the foregoing, any offer and sale of Offered Shares pursuant to a Third Party Offer shall, in all respects, comply with the registration provisions of any applicable securities law (or be exempt therefrom) and the conclusive written opinion of Taylor's counsel that such offer and sale comply with said registration provisions or are exempt therefrom shall be received by Tremont as a condition to Tremont's registering or causing to be registered the transfer of any Offered Shares. Copies of all documents relating to such sale shall be forwarded to the Secretary of Tremont no later than five (5) days prior to the proposed date of such sale. If such sale by Taylor pursuant to the terms of the Third Party Offer is not consummated within thirty (30) days after the expiration of the First Refusal Period, Taylor's Shares shall again be subject to all of the terms and provisions of this Agreement.

                  (e) For so long as Taylor shall be employed by Employer, or any of its Affiliates, Tremont's Right of First Refusal shall apply to all Shares now or hereafter acquired by him whether pursuant to an exercise of a Stock Option or otherwise.

         Section 8. Termination Under Employment Agreement. In the event that the Employment Agreement is terminated by the Employer with or without Cause, as such term is defined in the Employment Agreement, or the Employer does not elect to renew the Employment Agreement beyond the "Term" (as such term is defined in the Employment Agreement and not in this Agreement), and Taylor ceases to be employed by Employer, or the Employment Agreement is terminated as a result of Taylor's death or disability, Taylor (or him estate, as the case may be), in all cases, shall retain the right to exercise the unexercised portion of the Stock Options, at any time or from time to time until the Expiration Date in accordance with Section 2.

         Section 9. Rights In Stock Before Issuance And Delivery. Taylor shall not be entitled to the privileges of stock ownership in respect of any Shares issuable upon exercise of the Stock Options, unless and until such Shares have been issued to Taylor as fully paid shares.

     Section 10. Stock Option Administration. Other than as set forth in Section 3(e) hereof, in the event of a disagreement as to the interpretation of this Agreement or the terms of the Stock Options, or any amendment hereto or any procedure hereunder, or as to any right or obligation arising from or related to this Agreement, the matter shall be submitted for resolution by the parties to the Committee. If such disagreement has not been resolved within thirty (30) days following its submission to the Committee, the disagreement will be settled by arbitration. Such arbitration shall be held in accordance with the United Nations Commission on International Trade Law Arbitration Rules, with the American Arbitration Association acting as the appointing authority. Any arbitration proceeding as described herein shall be held in the City of New York. The parties hereto agree that any arbitration shall be a final and binding determination as to such matters as described therein and a judgment of any federal, state or other court having jurisdiction thereof may be entered upon the award made pursuant to the arbitration.

         Section 11. No Employment Contract. This Agreement shall not confer upon Taylor any right to continued employment by Tremont or any of its Affiliates, nor shall this Agreement interfere in any way with the rights of TASS and Tremont under the terms of the Employment Agreement.

         Section 12. Notices. Any notice or other communication under this Agreement shall be in writing and shall be considered given when received by the party to whom or which it is addressed. Such notice shall be sent by personal delivery, electronically, facsimile transmission or recognized overnight courier, receipt acknowledged, to the respective parties at their addresses set forth below (or at such other address as any party may have previously specified by notice to the other parties as the address to which notice shall be given to it). The same shall be deemed received on the date of delivery. Any notice delivered personally, electronically or by facsimile transmission shall be followed on the same day by written notice sent via recognized overnight courier delivery service.

         If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580
                  U.S.A.
                  Attention: Stephen T. Clayton, Chief Financial Officer Facsimile No.: 914-925-9337

         with a copy to:

                  Newman Tannenbaum Helpern
                    Syracuse & Hirschtritt LLP
                  900 Third Avenue
                  New York, New York  10022
                  U.S.A.
                  Attention: Michael G. Tannenbaum, Esq.
                  Facsimile No.: 212-371-1084

         If to Taylor:

                  Laurence Huntington Taylor, II
                  83 Tuxford Terrace
                  Basking Ridge, New Jersey 07920
                  U.S.A.
                  Facsimile No.: 908-630-0461

         with a copy to:

                  Kleinberg, Kaplan, Wolff & Cohen, P.C.
                  551 Fifth Avenue
                  New York, New York  10176
                  Attention: Frederic A. Kleinberg, Esq.
                  Facsimile No.: 212-986-8866

     Section 13. Tax Consequences. Taylor has reviewed with him own tax advisors the foreign and local tax consequences of the transactions contemplated by this Agreement. Taylor is relying solely on such advisors and not on any statements or representations of the Company or any of its agents.

     Section 14. Headings. The headings used in this Agreement are solely for convenience of reference and shall not affect its interpretation.

     Section 15. Waiver Of Breach. The waiver by any party of a breach of any provision in this Agreement shall not operate or be construed as a waiver of any subsequent breach by a party.

         Section 16. Governing Law. This Agreement shall be interpreted, construed and governed according to the laws of the State of New York, the United States of America, without reference to conflicts of law principles thereof. Except with respect to disputes wherein the parties have expressly agreed herein to submit such dispute to arbitration, the parties hereto submit to the jurisdiction of the courts of the State of New York and of any federal court located therein over any dispute arising out of or relating to this Agreement or any of the transactions contemplated hereby, and each party hereby agrees that all claims in respect of such dispute shall be heard and determined in such court.

         Section 17. Severability. If any section, term or provision of this Agreement shall be held or determined to be unenforceable, the balance of this Agreement shall nevertheless continue in full force and effect unaffected by such holding or determination. In addition, in any such event, the parties agree that it is their intention and agreement that any such section, term or provision which is held or determined to be unenforceable as written, shall nonetheless be enforced and binding to the fullest extent permitted by law as though such section, term or provision had been written in such a manner and to such extent as to be enforceable under the circumstances.

     Section 18. Amendments. No amendment, modification or waiver of any provisions of this Agreement shall be made except by an instrument in writing signed by the parties charged.

         Section 19. Entire Agreement. This Agreement constitutes the entire agreement of the parties hereto with respect to the matters set forth herein and supersedes any prior understanding or agreement, oral or written, with respect thereto.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                 TREMONT ADVISERS, INC.


                                       By:
                                      Name:
                                     Title:





                                                 LAURENCE HUNTINGTON TAYLOR, II

                                                                 Exhibit 10.63
                                                                 EXECUTION COPY

                         STOCK OPTION AND BENEFITS AGREEMENT

         THIS STOCK OPTION AND BENEFITS AGREEMENT (the "Agreement"), made as of March 8, 1999, by and between TREMONT ADVISERS, INC., a Delaware (U.S.A.) corporation with its principal executive offices at 555 Theodore Fremd Avenue, Rye, New York 10580, U.S.A. ("Tremont"), and NICOLA MEADEN, an individual residing in London, England ("Meaden").

                              W I T N E S S E T H:

         WHEREAS, in connection with the plan of reorganization among TASS, Tremont and the holders of all of the ordinary shares of TASS, Tremont has caused TASS to employ Meaden as the President of TASS;

         WHEREAS, in connection with Meaden's employment by TASS, Tremont has agreed to grant and Meaden wishes to accept the option to purchase from Tremont Shares in accordance with and subject to the terms and conditions contained in this Agreement;

         WHEREAS, the Exercise Price set forth herein for the Group I Options granted to Meaden hereunder reflects the approximate Fair Market Value per Share determined as of December 9, 1998 by the Board of Directors; and

         WHEREAS, in addition to granting Meaden options to purchase Shares, Tremont wishes to provide to Meaden certain other benefits as set forth herein in the event there shall occur one or more transactions involving Tremont constituting a Covered Acquisition as described herein;

         NOW, THEREFORE, in consideration of the mutual covenants, terms and conditions hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are specifically acknowledged, the parties agree as follows:

         Section 1. Certain Definitions. The terms defined in this Section 1, whenever used in this Agreement, shall, unless the context otherwise requires, have the respective meanings hereinafter specified in Section 1.

                  (a) "Acquisition" shall mean the acquisition of Tremont by another unaffiliated entity in a merger, consolidation, a sale of all or substantially all of Tremont's assets or securities, a reorganization transaction (other than a mere reincorporation or the creation of a holding company), a liquidation of Tremont or similar transaction.

                  (b) "Acquisition Consideration" shall mean the amount to be allocated to one Share out of the Acquisition Proceeds in a Covered Acquisition.

                  (c) "Acquisition Proceeds" shall mean all cash, deferred payments, securities and other articles of value received by Tremont and/or the holders of any of Tremont's securities in consideration for the sale by Tremont of its assets or the transfer by such holders of their securities in any Covered Acquisition.

                  (d) "Actual Distribution" shall mean the actual distribution on a date or dates specified of Acquisition Consideration to the holders of the Shares in connection with a Covered Acquisition.

                  (e) "Affiliate" shall mean, with respect to any Person, an individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity controlling, controlled by or under common control with such Person.

                  (f)   "Agreement"   means  this  Stock   Option  and  Benefits
Agreement, dated March 11, 1999, by and between Tremont and Meaden.

                  (g) "Anti-Dilution Premium" shall mean the benefit or benefits calculated pursuant to Section 4.
                                      290

                  (h) "Board of Directors" means the board of directors of Tremont, as elected from time to time in accordance with the by-laws of Tremont.

                  (i) "Business Day" shall mean a day on which the New York Stock Exchange is open for trading.

                  (j) "Change in Control" shall mean (i) an Acquisition, as such term is defined in the Stock Option Agreements to be executed by Meaden and Taylor, respectively, or (ii) during any one (1) year period, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority of the Board of Directors unless the election or nomination for election by Tremont's shareholders of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period.

                  (k) "Common Stock" means Tremont's authorized Class B Common Stock, par value $.01 per share.

                  (l) "Computation Date" shall mean the date upon which the transactions contemplated in a Covered Acquisition are actually consummated and closed.

                  (m) "Computation Statement" shall mean the statement which may be issued by the Board of Directors pursuant to Section 4(f).

                  (n) "Covered Acquisition" shall mean an Acquisition the Computation Date for which shall occur before the third anniversary of the Effective Date.

                  (o) "Current Market Price" per Share or for any other security for purposes of any provision of this Agreement as of a Determination Date shall mean:

     (i) If any of the Shares or any of such securities is then Publicly
Traded, the average of the daily market prices of the Shares or such securities over a period of five (5) consecutive days prior to such date on which the Shares or such securities have traded.

     As used in this clause (i), "market price" shall mean the average of the closing price of Shares or such securities on any Business Day, as reported with respect to the market (or the composite of markets, if more than one) on all primary national securities exchanges in the United States on which any of the Shares or such securities are then listed, or, if there shall have been no sales on any such exchange on such day, the average of the closing bid and asked prices on all such exchanges at the close of trading on such day, or, if the Shares or such securities shall not be so listed, if applicable, the last sale price, or, if there shall have been no sales on such day, the average of the representative bid and asked prices at the close of trading on such day as quoted by Nasdaq or as listed on the OTC Bulletin Board (Nasdaq and the OTC Bulletin Board being collectively referred to as the "OTC Market"), or, if there shall have been no sales in the OTC Market on such day or if the Shares or such securities are not quoted or listed in the OTC Market, the average of the closing bid and asked prices as furnished by two members of the NASD selected from time to time by the Company for that purpose.

                           (ii) If the Shares or such other securities shall not be listed on any domestic exchange or quoted on Nasdaq or on the OTC
Bulletin Board or the bid
and asked prices for which cannot be obtained from two members of the NASD, as described above, then the Current Market Price shall be the Fair Market Value per Share or per share or unit of any of such other securities as of such Determination Date.

                  (p) "Deemed Distribution" shall mean a distribution of Acquisition Consideration to the holders of the Shares deemed to have occurred for the purposes of this Agreement immediately following a Covered Acquisition involving a sale of assets by Tremont.

                  (q) "Determination Date" shall mean any date as of which, pursuant to any provision of this Agreement, a determination of Current Market Price shall be required or permitted.

                  (r) "Effective Date" shall mean the date upon which the Employment Agreement shall have become effective and Meaden's employment with Employer shall have commenced.

                  (s)      "Employer" means TASS.

                  (t) "Employment Agreement" means the Employment Agreement among Employer, Tremont and Meaden made as of March 11, 1999.

                  (u) "Exercise Price" shall mean the per Share option exercise price for each of the Group I Options and the Group II Options set forth in
Section 2 hereof.

                  (v) "Expiration Date" means the date on which the Stock Options and their right of exercise shall expire, as provided in Section 2 hereof.

                  (w) "Fair Market Value" as of any Determination Date or Computation Date shall mean, as determined in good faith by the Board of Directors (subject to Section 10), (i) as to Common Stock, as of such date, the price of Common Stock in a sale of Tremont as a going concern in an arm's length transaction to an independent Third Party, without regard to the lack of liquidity of the Common Stock due to any restrictions or other limitations contained in this Agreement, and (ii) as to any other property or securities referred to herein, the price of such property or securities as of such date in an arm's length transaction to an independent Third Party. Such valuation shall assume a sale to a hypothetical "ready, willing and able" Third Party without consideration given to any potential forced sale occurring by virtue of the absence of actual Third Party purchasers on any Determination Date or Computation Date.

                  (x) "Floor Price" shall mean a price per Share for the Common Stock of U.S. Seven Dollars and 50/100 (US $7.50).

                  (y) "Group I Options" shall mean options to acquire Shares granted by Tremont as of the Effective Date pursuant to Section 2(a) of this Agreement, having an Exercise Price of U.S. Eight Dollars (US $8.00) per Share.

                  (z) "Group II Options" shall mean options to acquire Shares granted by Tremont as of the Effective Date pursuant to Section 2(b) of this Agreement, having an exercise price of U.S. Fifteen Dollars (US $15.00) per Share.

                  (aa) "Meaden Affiliate" shall mean any of Meaden's spouse, parents, siblings, lineal descendants, spouses of any lineal descendants, lineal descendants of siblings and trusts for the benefit of all or any of the foregoing.

     (ab) "NASD" means The National Association of Securities Dealers, Inc.

                  (ac)     "Nasdaq" means the NASD Automated Quotation System.

                  (ad) "Offered Shares" shall mean the number of Shares Meaden wishes to sell pursuant to any Third Party Offer and for which Tremont shall have a right of first refusal in accordance with Section 7(c) hereof.

     (ae) "OTC Bulletin Board" means the quotation system for the non-Nasdaq over-the-counter market.

                  (af) "Person" shall mean any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, incorporated organization, governmental or regulatory or other entity.

                  (ag) "Potential Realizable Value" shall mean, with respect to any Stock Option, its potential realizable value, as determined in good faith by the Board of Directors, using models and methods as reasonably, determined by the Board of Directors to be customary in the securities and financial services industries, which take into account, among other things, the period remaining until the expiration of the option, the volatility of the security and current interest rates.

                  (ah) "Publicly Traded" shall mean, as to any security referred to herein, if listed or admitted to unlisted trading privileges on a national securities exchange or designated as a National Market System security on an interdealer quotation system by the NASD or if sales or bid and offer quotations are reported for that class of such security by Nasdaq or the OTC Bulletin Board.

                  (ai) "Reference Price" per Share shall mean with respect to a Covered Transaction the greater of the Acquisition Consideration and the Floor Price.

                  (aj) "Right of First Refusal" shall mean Tremont's option to purchase Shares pursuant to Section 7(c) hereof in the event that Meaden shall have received, and wishes to accept, a Third Party Offer with respect to all or any of the Shares owned by her.

                  (ak) "Securities" shall mean any exercisable Stock Options and Shares issued upon the exercise of Stock Options.

     (al) "Securities Act" shall mean the U.S. Securities Act of 1933, as amended.

     (am) "Share" or "Shares" shall mean one or more shares of Common Stock.

                  (an) "Stock Option" or "Stock Options" shall mean, singularly or collectively, as the case may be, the Group I Options and the Group II Options.

                  (ao) "TASS" shall mean TASS Management Limited, a company incorporated in England and Wales.

                  (ap) "Third Party" or "Third Parties" shall mean a Person who is not an Affiliate of Meaden or Tass, or any of Tass's officers, directors, employees or agents or any of their respective relatives, or an individual otherwise related in any capacity to Meaden.

                  (aq) "Third Party Offer" shall mean a bona fide written offer from a Third Party to purchase Shares from Meaden.

                  (ar) "Tremont" means Tremont Advisers, Inc., a corporation organized and existing under the laws of the State of Delaware.

     (as) "U.K." means the United Kingdom of Great Britain and Northern Ireland.

                  (at)     "U.S." means the United States of America

         Section 2. Options. As of the Effective Date, Tremont hereby grants to Meaden, and Meaden hereby accepts options described below to purchase the number of Shares specified below on the terms and subject to the conditions described herein, during a term (the "Term") which commences on the Effective Date and ends at 12:00 midnight (prevailing local time at Tremont's principal offices) on the Expiration Date, which is the day that is the date of the sixth anniversary of the Effective Date, subject to the provisions for vesting described herein, at the Exercise Price specified below.

         (a)      Group I Options.  Subject to Section 4:

                  (i) Number of Shares; Exercise Price. The Group I Options hereby granted to Meaden entitle Meaden to subscribe for and purchase, at any time or from time to time subject to vesting as provided below, until the Expiration Date, up to 147,447 Shares at an Exercise Price equal to U.S. Eight Dollars (US $8.00) per Share.

                  (ii) Vesting. The Group I Options shall vest and become exercisable in installments as follows:

     (A) Up to sixty percent (60%) of the total number of Shares optioned pursuant to this Section 2(a) may be exercised on and after the Effective Date, for up to an aggregate of 88,468 Shares; and

                           (B) At any time on or after March 11, 2000, the Group
I Options
may be exercised as to all Shares optioned for which they have not been previously exercised until the Expiration Date, whereupon the Group I Options shall expire and may no longer be exercised.

         (b) Group II Options. Subject to Section 4:

                  (i) Number of Shares; Exercise Price. The Group II Options hereby granted to Meaden entitle Meaden to subscribe for and purchase subject to vesting as provided below, at any time or from time to time, until the Expiration Date, up to 24,844 Shares at an Exercise Price equal to Fifteen Dollars (US $15.00) per Share.

                  (ii) Vesting. The Group II Options shall vest and become exercisable in installments as follows:

     (A) Up to an aggregate of 8,281 Shares optioned pursuant to this Section 2(b) may be exercised on or after the Effective Date;

                           (B) Up to an aggregate of 16,563 Shares optioned pursuant to this Section 2(b) may be exercised at any time on and after
March 11, 2000; and

     (C) At any time on or after March 11, 2001, the Group II Options may be exercised as to all Shares optioned for which they have not been previously exercised until the Expiration Date, whereupon the Group II Options shall expire and may no longer be exercised.

         (c) Acceleration. Notwithstanding Section 2(a) and (b) but otherwise subject to the terms and conditions hereof, the Stock Options shall immediately become exercisable for all of the Shares upon the effective date of a Change in Control, including the portion thereof which would, but for this Section 2(c), not yet be exercisable, unless, in the event of an Acquisition, the agreement with respect to which includes a provision reasonably acceptable to Meaden for the assumption of the Stock Options or the substitution for the Stock Options of an option or options covering the stock of a Publicly Traded successor corporation, or a parent or subsidiary thereof, with appropriate adjustments made in accordance with Section 4 hereof as to the number and/or nature of the Shares purchasable upon the exercise of the Stock Options, then in such case the Stock Options shall continue in the manner and under the terms so provided.

         Section 3. Anti-Dilution In The Event Of A Covered Acquisition. (a) In the event of the occurrence of a Covered Acquisition in which the Acquisition Consideration shall be less than U.S. Eight Dollars (US $8.00) per share, Meaden shall be entitled to receive, as an Anti-Dilution Premium, an amount equal to the consequent reduction in the Potential Realizable Value of the Group I Options and a result of the Reference Price being less than the Group I Options' Exercise Price.

                  (b) The Anti-Dilution Premium shall be calculated by Tremont, and delivered, at Tremont's option, in any combination of the following, together with a

Computation Statement, as soon as practicable after the Computation Date, but in no event later than ten (10) days following the Computation Date:

     (i) A payment by certified or cashier's check for an amount in United States Dollars;

                           (ii) A  reduction  in the Group II  Options  Exercise
Price thereby
increasing the Potential Realizable Value of the Group II Options, provided that the Group II Options shall be assumed by the acquiring Person in the Covered Acquisition; and/or

                           (iii) The issuance of Shares,  Stock Options or other
securities valued
as provided in Section 3(e) hereof.

                  (c) Meaden's right to receive an Anti-Dilution Premium shall terminate on the date which is the third anniversary of the Effective Date, unless a Computation Date occurs before such anniversary in which case such right shall survive until such time as Meaden shall receive the Anti-Dilution Premium in accordance with this Section 3(a) in respect of the Covered Acquisition to which such Computation Date relates.

                  (d) The Anti-Dilution Premium shall apply in respect of Shares issuable upon the exercise of the Group I Options owned only by Meaden and not to any transferee or assignee of Meaden's Shares other than to a Meaden Affiliate.

                  (e) In determining the amount of any Acquisition Consideration for the purposes of this Agreement, the following considerations shall apply:

     (i) in the case of any Covered Acquisition, the computation of Acquisition Consideration shall be effected on a fully diluted basis, i.e., all options, warrants and other securities convertible into Common Stock shall be deemed to have been exercised or converted, as the case may be, with the consideration therefor having been paid at the instant prior to any Actual Distribution or Deemed Distribution to the holders of the Shares;

     (ii) United States currency or other currencies to be received as part of Acquisition Proceeds shall be valued at face value;

     (iii) each fixed non-contingent deferred payment to be received as part of Acquisition Proceeds shall be valued at present value at the Computation Date, using a discount factor equal to the prime rate of Citibank, NA, or any successor thereto, as in effect at the Computation Date, plus __%;

     (iv) marketable securities to be received as part of such proceeds shall be valued at the Current Market Price at the Computation Date;

     (v) all other property shall be valued at Fair Market Value at the Computation Date;

[
                                         303

     (vi) in the case of a sale of substantially all of its assets by Tremont, or any other transaction in which Acquisition Consideration is not paid directly to the holders of the Shares, in order to determine the amount of Acquisition Proceeds to be allocated to all of the Shares, it shall be assumed that the Acquisition Proceeds to be received by Tremont, valued in accordance with this
Section 3(d), after payment of all outstanding liabilities, shall be immediately distributed to all of the security holders of Tremont in a manner such that there shall first be allocated to any holders of preferred shares or other senior securities of Tremont such amounts owing to such holders as determined by the Board of Directors in accordance with the terms of such shares or securities, including any accrued and unpaid dividends, with the balance of such consideration being allocated to the holders of all of the Shares and any other shares of common stock of Tremont in accordance with their terms;

     (vii) in the case of a transaction in which the Acquisition
Consideration shall be payable directly to Tremont's security holders, the amount to be allocated to the Shares shall be the actual amount so payable, valued in accordance with this Section 3(d);

     (viii) any determination of value to be made pursuant to this Section 3(d) shall be initially made by the Board of Directors, utilizing the services of such appraiser(s) or other expert(s) as the Board of Directors shall deem appropriate, and the Board of Directors shall cause there to be delivered to Meaden a Computation Statement showing such valuations and computations; and

     (ix) any Anti-Dilution Premium payable to Meaden or any other person shall be deducted as a liability of Tremont in calculating
Acquisition Consideration.

                  (f) In the event that Meaden shall not agree with the computations and valuations set forth in the Computation Statement, then the parties shall submit such matter for resolution to an "independent" committee of the Board of Directors, consisting of all directors then sitting and who are not then and were not previously executive officers of Tremont (the "Committee"). If such matter has not been resolved within thirty (30) days following its submission to the Committee the parties shall submit such matter to any one of the five largest nationally known accounting firms in the United States, or their successors, as may be jointly selected by Meaden and Tremont (the "Accountants"); provided, however, that Tremont specifically agrees that its auditors shall not be considered for selection. The parties agree that the decision of the Accountants with respect to the computations and valuations set forth in the Computation Statement will be binding on the parties and shall not be subject to arbitration in accordance with Section 10 hereof. Each of Meaden and Tremont shall bear her or its own costs with respect to the dispute resolution process described in this Section 9(f), and shall share equally the fees and disbursements of the Accountants.

     Section 4. Adjustments. Upon the occurrence of any of the following events described below, Meaden's rights with respect to the Stock Options and the optioned Shares shall be adjusted as follows:

         In the event the Company shall after the date of this Agreement (i) declare a dividend or make a distribution on its Common Stock in shares of its capital stock, (ii) subdivide its outstanding shares of Common Stock through stock split or otherwise, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock, or (iv) issue by reclassification of its Common Stock (including any reclassification in connection with a consolidation or merger in which the Company is the continuing corporation) other securities of the Company, the number and/or nature of the Shares purchasable upon exercise of each Stock Option and/or the Exercise Price shall be adjusted so that Meaden shall be entitled to receive the kind and number of Shares or other securities of the Company which she would have owned or been entitled to receive after the happening of any of the events described above, had such Stock Option been exercised immediately prior to the happening of such event or any record date with respect thereto. Any adjustment made pursuant to this Section 4 shall become effective retroactively as of the record date of such event. In the event of any such adjustment, Tremont shall send to Meaden a notice of such adjustment prepared and signed by the Chief Financial Officer of Tremont, which shall set forth the number of Shares purchasable upon the exercise of each Stock Option and the Exercise Price of the Shares after such adjustment, a brief statement of the facts requiring such adjustment and computation by which such adjustment was made.

     Section 5. Method of Exercise. (a) The Stock Options may be exercised by Meaden hereunder by giving ten (10) Business Days' notice of exercise to Tremont specifying the number of Shares to be purchased and the total purchase price therefor accompanied by cash, certified check for the amount in United States Dollars, Shares, or any combination thereof, as may be elected by Meaden, in payment of such price. If payment is made in Shares, the Common Stock must then be Publicly Traded and the value of the Shares received by Tremont for purposes of determining the amount of payment shall be their Current Market Price as of the date of exercise.

                  (b) In lieu of exercise of any portion of the Stock Options for cash provided in Section 5(a) hereof, the Stock Options (or any portion thereof) may, at the election of Meaden, be converted in a cashless exercise into the nearest whole number of shares of Common Stock equal to (i) the product of (A) the number of Stock Options to be so converted, (B) the number of Shares of Common Stock then issuable upon the exercise of each Stock Option, and (C) the excess, if any, of the Current Market Price per share with respect to the date of conversion over the Exercise Price in effect on the Business Day next preceding the date of conversion, divided by (ii) the Current Market Price per share with respect to the date of conversion.

     Section 6. Requirements Of Law; Delivery. (a) In accepting the Stock Options, Meaden understands and specifically acknowledges that:

     (i) the Securities have not been registered under the Securities Act or under the securities laws of any U.S. state jurisdiction, or under the laws of any other jurisdiction, by reason of a specified exemption from the registration provisions thereunder;

     (ii) the Securities must be held indefinitely unless they are subsequently registered under the Securities Act and under other applicable securities laws or an exemption from such registration is available; and

                           (iii) all certificates  for the Securities  issued to
her may bear a legend in substantially the following form:

                           "THESE  SECURITIES HAVE NOT BEEN REGISTERED UNDER THE
                  SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAWS. THE SECURITIES MAY NOT BE OFFERED, SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF WITHOUT SUCH REGISTRATION OR UNLESS THE ISSUER RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE ISSUER), SATISFACTORY TO THE ISSUER (BOTH AS TO THE ISSUER OF THE OPINION AND THE FORM AND SUBSTANCE THEREOF), THAT SUCH DISPOSITION WILL NOT REQUIRE REGISTRATION OF SUCH SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THESE SECURITIES ARE SUBJECT TO FURTHER RESTRICTIONS AS SET FORTH IN THAT CERTAIN AGREEMENT AND PLAN OF REORGANIZATION DATED AS OF MARCH 8, 1999."

                  (b) No Shares shall be delivered upon the exercise of a Stock Option until the Exercise Price shall have been paid in full and, if required by Tremont in its sole discretion, until Meaden has given Tremont a written statement reasonably satisfactory to it that she is purchasing the Shares as an investment and not with a view to sale or distribution of any of such Shares.

     Section 7. Transfer Restrictions. (a) Stock Options may not be transferred at any time without the prior written consent of Tremont and may be exercised pursuant to the terms hereof only by Meaden.

                  (b) Meaden shall at no time sell, assign, encumber, transfer, pledge or hypothecate or otherwise dispose of all or any part of the Shares now owned or hereafter acquired by her or any interest therein except as specifically permitted in this Agreement. Any such purported encumbrance, transfer or disposition in violation of this Agreement shall be invalid and shall be of no force and effect and shall not be registered, or otherwise recognized, or caused to be registered by Tremont.

                  (c) Notwithstanding anything to the contrary contained in this Agreement, Meaden is under no restrictions as to the transfer by her of any or all of the Shares owned by her to one or more Meaden Affiliates provided that each such Meaden Affiliate shall execute and deliver to Tremont a written consent, in a form to be acceptable to Tremont and Meaden, to be bound by all of the provisions of this Agreement. In the event of any transfer by Meaden to a Meaden Affiliate of all or any part of the Shares owned by her (or in the event of any subsequent transfer by any such Meaden Affiliate to another Meaden Affiliate), such Meaden Affiliate shall receive and hold such Shares subject to the terms of this Agreement and the rights and obligations hereunder of Meaden as though such Shares were still owned by Meaden, and Meaden (together with all of her Meaden Affiliates) shall continue to be deemed a single shareholder. There shall be no further transfer of such

Shares by a Meaden Affiliate except between and among such Meaden Affiliate, Meaden and the other Meaden Affiliates.

                  (d) (i) In the event that Meaden shall at any time desire to sell Offered Shares pursuant to a Third Party Offer, Meaden shall first offer such Offered Shares to Tremont pursuant to a written notice (the "Offer Notice"), advising Tremont of her intention to make such disposition. The Offer Notice shall set forth and specify, (x) the name(s) and address(es) of the Third Parties, and (y) the number of Shares subject to the Third Party Offer, the intended purchase price thereof, the method of payment therefor and any other material terms of such Third Party Offer.

     (ii) Tremont shall have the option (the "Tremont Option"), exercisable no later than ten (10) Business Days (the "First Refusal Period") after receipt of the Offer Notice from Meaden, and subject to all applicable laws and regulations, to agree to purchase any or all of the Offered Shares, at the price and on the terms contained in the Third Party Offer.

     (iii) If Tremont shall elect to exercise the Tremont Option, it shall give a written notice to Meaden prior to the end of the First Refusal Period of its intention to exercise (the "Tremont Notice") and specifying the number of Offered Shares Tremont is electing to purchase. In the event that Tremont shall elect to purchase all or any part of the Offered Shares, then the closing of the purchase and sale of such Offered Shares shall take 23 place on a date as agreed to between Meaden and Tremont, which shall be no later than thirty (30) Business Days following Tremont's delivery of the Tremont Notice at the principal executive offices of Tremont, or such other place as Tremont may reasonably designate.

     (iv) If Tremont shall not elect to exercise the Tremont Option prior to the end of the First Refusal Period, Meaden shall have the right, for a period of thirty (30) days after the expiration of the First Refusal Period, to sell to the Third Party all or any portion of the Offered Shares as to which Tremont shall not have exercised the Tremont Option but only pursuant to the Third Party Offer. In addition to the foregoing, any offer and sale of Offered Shares pursuant to a Third Party Offer shall, in all respects, comply with the registration provisions of any applicable securities law (or be exempt therefrom) and the conclusive written opinion of Meaden's counsel that such offer and sale comply with said registration provisions or are exempt therefrom shall be received by Tremont as a condition to Tremont's registering or causing to be registered the transfer of any Offered Shares. Copies of all documents relating to such sale shall be forwarded to the Secretary of Tremont no later than five (5) days prior to the proposed date of such sale. If such sale by Meaden pursuant to the terms of the Third Party Offer is not consummated within thirty (30) days after the expiration of the First Refusal Period, Meaden's Shares shall again be subject to all of the terms and provisions of this Agreement.

                  (e) For so long as Meaden shall be employed by Employer, or any of its Affiliates, Tremont's Right of First Refusal shall apply to all Shares now or hereafter acquired by her whether pursuant to an exercise of a Stock Option or otherwise.

         Section 8. Termination Under Employment Agreement. In the event that the Employment Agreement is terminated by the Employer with or without Cause, as such term is defined in the Employment Agreement, or the Employer does not elect to renew the Employment Agreement beyond the "Term" (as such term is defined in the Employment Agreement and not in this Agreement), and Meaden ceases to be employed by Employer, or the Employment Agreement is terminated as a result of Meaden's death or disability, Meaden (or her estate, as the case may be), in all cases, shall retain the right to exercise the unexercised portion of the Stock Options, at any time or from time to time until the Expiration Date in accordance with Section 2.

         Section 9. Rights In Stock Before Issuance And Delivery. Meaden shall not be entitled to the privileges of stock ownership in respect of any Shares issuable upon exercise of the Stock Options, unless and until such Shares have been issued to Meaden as fully paid shares.

     Section 10. Stock Option Administration. Other than as set forth in Section 3(e) hereof, in the event of a disagreement as to the interpretation of this Agreement or the terms of the Stock Options, or any amendment hereto or any procedure hereunder, or as to any right or obligation arising from or related to this Agreement, the matter shall be submitted for resolution by the parties to the Committee. If such disagreement has not been resolved within thirty (30) days following its submission to the Committee, the disagreement will be settled by arbitration. Such arbitration shall be held in accordance with the United Nations Commission on International Trade Law Arbitration Rules, with the American Arbitration Association acting as the appointing authority. Any arbitration proceeding as described herein shall be held in the City of New York. The parties hereto agree that any arbitration shall be a final and binding determination as to such matters as described therein and a judgment of any federal, state or other court having jurisdiction thereof may be entered upon the award made pursuant to the arbitration.

         Section 11. No Employment Contract. This Agreement shall not confer upon Meaden any right to continued employment by Tremont or any of its Affiliates, nor shall this Agreement interfere in any way with the rights of TASS and Tremont under the terms of the Employment Agreement.

         Section 12. Notices. Any notice or other communication under this Agreement shall be in writing and shall be considered given when received by the party to whom or which it is addressed. Such notice shall be sent by personal delivery, electronically, facsimile transmission or recognized overnight courier, receipt acknowledged, to the respective parties at their addresses set forth below (or at such other address as any party may have previously specified by notice to the other parties as the address to which notice shall be given to it). The same shall be deemed received on the date of delivery. Any notice delivered personally, electronically or by facsimile transmission shall be followed on the same day by written notice sent via recognized overnight courier delivery service.

         If to Tremont:

                  Tremont Advisers, Inc.
                  Corporate Center at Rye
                  555 Theodore Fremd Avenue
                  Rye, New York  10580
                  U.S.A.
                  Attention: Stephen T. Clayton, Chief Financial Officer Facsimile No.: 914-925-9337

         with a copy to:

                  Newman Tannenbaum Helpern
                    Syracuse & Hirschtritt LLP
                  900 Third Avenue
                  New York, New York  10022
                  U.S.A.
                  Attention: Michael G. Tannenbaum, Esq.
                  Facsimile No.: 212-371-1084

         If to Meaden:

                  Nicola Meaden
                  12 Wynnstay Gardens
                  Allen Street
                  London W8 6UP
                  ENGLAND
                  Facsimile No.: _________________

         with a copy to:

                  Landau & Cohen, Solicitors
                  130-132 Burnt Oak Broadway
                  Edgeware, Middlesex HA8 0BB
                  ENGLAND
                  Attention: Richard Cohen
                  Facsimile No.: 011-44-181-951-1317

     Section 13. Tax Consequences. Meaden has reviewed with her own tax advisors the foreign and local tax consequences of the transactions contemplated by this Agreement. Meaden is relying solely on such advisors and not on any statements or representations of the Company or any of its agents.

     Section 14. Headings. The headings used in this Agreement are solely for convenience of reference and shall not affect its interpretation.

     Section 15. Waiver Of Breach. The waiver by any party of a breach of any provision in this Agreement shall not operate or be construed as a waiver of any subsequent breach by a party.

         Section 16. Governing Law. This Agreement shall be interpreted, construed and governed according to the laws of the State of New York, the United States of America, without reference to conflicts of law principles thereof. Except with respect to disputes wherein the parties have expressly agreed herein to submit such dispute to arbitration, the parties hereto submit to the jurisdiction of the courts of the State of New York and of any federal court located therein over any dispute arising out of or relating to this Agreement or any of the transactions contemplated hereby, and each party hereby agrees that all claims in respect of such dispute shall be heard and determined in such court.

         Section 17. Severability. If any section, term or provision of this Agreement shall be held or determined to be unenforceable, the balance of this Agreement shall nevertheless continue in full force and effect unaffected by such holding or determination. In addition, in any such event, the parties agree that it is their intention and agreement that any such section, term or provision which is held or determined to be unenforceable as written, shall nonetheless be enforced and binding to the fullest extent permitted by law as though such section, term or provision had been written in such a manner and to such extent as to be enforceable under the circumstances.

     Section 18. Amendments. No amendment, modification or waiver of any provisions of this Agreement shall be made except by an instrument in writing signed by the parties charged.

         Section 19. Entire Agreement. This Agreement constitutes the entire agreement of the parties hereto with respect to the matters set forth herein and supersedes any prior understanding or agreement, oral or written, with respect thereto.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                 TREMONT ADVISERS, INC.


                                       By:
                                      Name:
                                     Title:



                                                 Nicola Meaden

                                                                 Exhibit 23.1

                              CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement (Form S-8 N. 33-78346) pertaining to the Tremont Advisers, Inc. 401(k) Savings Plan of our report dated March 5, 1999, with respect to the consolidated financial statements of Tremont Advisers, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 1998.






                                             ERNST & YOUNG LLP




White Plains, New York
March 15, 1999
                                   318

                                                            Exhibit 23.2
To the Board of Directors of
Tremont Advisers, Inc.



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (no. 33-78346) pertaining to the Tremont Advisers, Inc. 401(k) Savings Plan of our report dated February 13, 1999 on the financial statements of The Broad Market Fund, L.P. as of December 31, 1998 and for the year then ended which report is included in the Annual Report on Form 10-KSB of Tremont Advisers, Inc. for the year ended December 31, 1998.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York


March 17. 1999