Form 10QSB
period 1999-03-31
TREMONT ADVISERS INC
filed 1999-05-13
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1999

                                                        or

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

Commission File Number:  33-89966

                                  TREMONT ADVISERS, INC.
             (Exact name of small business issuer as specified in its charter)

        Delaware                                           06-1210532
(State or other jurisdiction                 (I.R.S. Employer Identification No)
 or incorporation or organization)
                   555 Theodore Fremd Avenue, Rye, New York 10580
                  (Address of principal executive offices) (Zip Code)

                                (914) 925-1140
                          (Issuer's telephone number)

(Former name,former address and former fiscal year,if changed since last report)

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

Check whether the issuer filed all documents and reports required to be filed b
Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                   Yes                        No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on May 7, 1999 was 1,284,718, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 3,197,700 as of the same date.

                                   INDEX

                             Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                                 Page

    Condensed Consolidated Balance Sheets - March 31, 1999 (unaudited)
       and December 31, 1998 (audited)                                        1

    Condensed Consolidated Statements of Income -
       three months ended March 31, 1999 and 1998                             2

    Condensed Consolidated Statement of Shareholders' Equity -
       three months ended March 31, 1999                                      3
    Condensed Consolidated Statements of Cash Flows -
       three months ended March 31, 1999 and 1998                             4

    Notes to Condensed Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis                                13



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signature                                                                    17

Exhibit 27 - Financial Data Schedule                                         18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Tremont Advisers, Inc.

                         Condensed Consolidated Balance Sheets

                                                                                             March 31, 1999       December 31, 1998
                                                                                                (Unaudited)               (Audited)
                                                                                              ---------------        ---------------
Assets
Current Assets
  Cash and cash equivalents                                                                       $2,173,500             $1,893,800
  Accounts receivable, net                                                                         2,539,200              2,111,600
  Income taxes receivable                                                                                  -                 82,800
  Prepaid expenses and other assets                                                                  827,700                327,900
                                                                                              ---------------        ---------------
Total current assets                                                                               5,540,400              4,416,100

Investments in limited partnerships (cost $2,117,400 and $1,428,600)                               2,825,400              2,034,700
Other investments (cost $469,900)                                                                    192,200                200,300

Fixed assets, net                                                                                    539,700                449,700
Goodwill, net                                                                                      2,163,200                      -
Other assets                                                                                          30,000                192,900
                                                                                              ---------------        ---------------
Total assets                                                                                     $11,290,900             $7,293,700
                                                                                              ===============        ===============

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                                                  $223,600               $283,300
  Accrued expenses                                                                                 1,724,200              1,111,200
  Income taxes payable                                                                               122,900                      -
  Deferred income taxes payable                                                                       29,000                 29,000
  Deferred revenue                                                                                   793,900                      -
                                                                                              ---------------        ---------------
Total current liabilities                                                                          2,893,600              1,423,500

Deferred income taxes payable                                                                        622,100                559,400

Shareholders' equity
  Preferred Stock $1 par value, 350,000 shares
  authorized, issued and outstanding - none                                                                -                      -
  Class A Common Stock, $0.01 par value, 5,000,000 shares
  authorized, 1,284,718 shares issued and outstanding                                                 12,800                 12,800
  Class B Common Stock, $0.01 par value, 5,000,000 shares
  authorized, 3,197,700 and 2,939,604 shares issued and outstanding                                   32,000                 29,400
  Additional paid in capital                                                                       6,984,400              5,106,900
  Retained earnings                                                                                  752,600                167,000
  Cumulative foreign currency translation adjustment                                                  (6,600)                (5,300)
                                                                                              ---------------        ---------------
Total shareholders' equity                                                                         7,775,200              5,310,800
                                                                                              ---------------        ---------------
Total liabilities and shareholders' equity                                                       $11,290,900             $7,293,700
                                                                                              ===============        ===============


See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

                              Tremont Advisers, Inc.

                    Condensed Consolidated Statements of Income

                              (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                    1999                     1998
                                                                                  ---------------         ---------------

Revenues
Consulting fees                                                                       $3,227,100              $2,000,800
Performance fees                                                                          50,300                  35,900
Commissions                                                                              100,400                 120,400
                                                                                  ---------------         ---------------
Total revenues                                                                         3,377,800               2,157,100

Expenses
Compensation                                                                           1,262,900                 857,300
General and administrative                                                               808,500                 546,600
Consulting                                                                               373,000                 316,000
Depreciation                                                                              51,200                  40,500
Amortization of intangibles                                                              110,900                       -
                                                                                  ---------------         ---------------
Total expenses                                                                         2,606,500               1,760,400

Equity in earnings of limited partnerships                                               101,900                  77,600
Loss from operations of joint ventures                                                    (8,100)                (26,900)
Other income, net                                                                         10,600                   8,200
                                                                                  ---------------         ---------------

Income before income taxes                                                               875,700                 455,600
Provision for income taxes                                                               290,100                 186,800
                                                                                  ---------------         ---------------
Net income                                                                              $585,600                $268,800
                                                                                  ===============         ===============

Net income per common share                                                                $0.14                   $0.07
                                                                                  ===============         ===============

Net income per common share - assuming dilution                                            $0.13                   $0.06
                                                                                  ===============         ===============


See accompanying notes.

                         Tremont Advisers, Inc.

                    Consolidated Statement of Shareholders' Equity
                              (Unaudited)

                                                      Common Stock                  Additional                          Total
                                                       Par Value                     Paid In              Retained    Shareholders'
                                                 Class A          Class B            Capital              Earnings        Equity
                                               -------------------------------------------------------------------------------------
Balance at
  December 31, 1998                              $12,800           $29,400            $5,106,900            $167,000     $5,310,800

Comprehensive Income:



Net Income                                             -                 -                     -             585,600        585,600

Foreign currency translation
  adjustment                                           -                 -                     -                   -         (1,300)
                                               -------------------------------------------------------------------------------------

Comprehensive Income                                                                                                        584,300

Issuance of Class B
  Common Stock - MGL
  purchase (47,619 shares)                             -               500               356,700                   -        357,200

Issuance of Class B
  Common Stock - TASS
  Acquisition (190,477 shares)                         -             1,900             1,426,700                   -      1,428,600

Issuance of Class B
  Common Stock - exercise
  of Director Options (15,000 shares)                  -               150                56,100                   -         56,250

Issuance of Class B
Tremont Advisers, Inc.

  Common Stock - exercise
  of Employee Options (5,000 shares)                   -                50                18,700                   -         18,750

Income tax benefits
  Related to exercise of
  Stock Options                                        -                 -                19,300                   -         19,300
                                               -------------------------------------------------------------------------------------
Balance at March 31, 1999                        $12,800           $32,000            $6,984,400            $752,600     $7,775,200
                                               =====================================================================================


See accompanying notes.

                                   Tremont Advisers, Inc.
                    Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                    March 31
                                                                                            1999                       1998
                                                                                          -------------              --------------
Operating Activities
Net income                                                                                    $585,600                   $268,800
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation                                                                                  51,200                     40,500
  Amortization of intangibles                                                                  110,900                          -
  Equity in earnings of limited partnerships                                                 (101,900)                   (77,600)
  Loss from other investments                                                                    8,100                     30,500
  Deferred income taxes payable                                                                 62,700                          -
  Foreign currency translation adjustment                                                      (1,300)                          -
Changes in operating assets and liabilities:
    Accounts receivable, net                                                                 (243,100)                  (119,800)
    Receivable from officer                                                                          -                     85,000
    Accounts payable                                                                          (98,900)                     15,400
    Accrued expenses                                                                         (277,100)                  (353,700)
    Deferred revenue                                                                               300                          -
    Income taxes, net                                                                          205,700                    173,700
    Other assets                                                                               162,900                          -
    Prepaid expenses and other                                                                  10,000                      9,100
                                                                                          -------------              --------------
Net cash provided by operating activities                                                      475,100                     71,900

Investing activities
Purchase of fixed assets                                                                      (60,100)                   (19,600)
Investments in limited partnerships                                                          (688,800)                    (5,000)
Cash acquired from acquisition of TASS                                                         102,000                          -
Investments in joint ventures                                                                        -                   (86,000)
                                                                                          -------------              --------------
Net cash used by investing activities                                                        (646,900)                  (110,600)

Financing activities
Proceeds from issuance of Class B Common Stock                                                 357,200                          -
Exercise of Class B Common Stock options                                                        75,000                          -
Tax benefit from exercise of stock options                                                      19,300                          -
                                                                                          -------------              --------------
Net cash provided by financing activities                                                      451,500                          -

Net increase (decrease) in cash and cash equivalents                                           279,700                   (38,700)
Cash and cash equivalents at beginning of period                                             1,893,800                    820,800
                                                                                          -------------              --------------
Cash and cash equivalents at end of period                                                  $2,173,500                   $782,100
                                                                                          =============              ==============



See accompanying notes.

Supplemental disclosures of cash flow information:

                                                                                                     Three Months Ended
                                                                                                            March 31
                                                                                               1999                       1998
                                                                                        -------------------------------------------
Financing activities
Noncash transactions related to the
      issuance of Class B Common Stock in
      the Tass acquisition                                                                  $1,428,600                         $-


Investing activities
Liabilities assumed in the Tass acquisition
     Deferred revenue                                                                          793,600                          -
     Accounts payable                                                                           39,200                          -
     Accrued expenses                                                                          411,500                          -
     Short -term debt                                                                          236,800                          -
                                                                                                                                -

Assets acquired in the Tass acquisition                                                                                         -
     Fixed assets, net                                                                          81,100                          -
     Accounts receivable                                                                       184,500                          -
     Prepaid and other                                                                          47,000                          -
     Customer contracts                                                                        555,500                          -
     Goodwill                                                                                2,181,400                          -

Accrued acquistion costs                                                                       241,800                          -


See accompanying notes.

                               Tremont Advisers, Inc.

               Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Intangibles - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of the business acquired. Goodwill is amortized on a straight-line basis over ten years. Other intangible assets, including customer contracts, which are included in prepaid expenses and assets, are amortized over their economic lives, generally one year.

Earnings per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average number of common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Minority Interest - The Company presently owns 65% of Tremont Investment Management Inc. ("TIMI"). For financial reporting purposes, the assets, liabilities and earnings of TIMI have been included in the Company's condensed consolidated financial statements.

Concentrations of Credit Risk - The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. The Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry.

Income Taxes - The provision for income taxes includes earnings of federal and state taxes currently payable, after reduction for undistributed earnings of foreign subsidiaries considered permanently reinvested, and those deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE B - Business Combination

                  On March 11, 1999, the Company acquired all of the outstanding common shares of TASS Management Limited ("TASS"), a London, England based company specializing in the sale of electronic database information. The founder and chief executive of TASS is Nicola Meaden, a nominee for Director of the Company. The Company issued 190,477 shares of its Class B Common Stock at $7.50 per share in exchange for the TASS common shares, of which 64,170 shares were received by Ms. Meaden. The transaction was accounted for using the purchase method of accounting. Accordingly, the excess of cost over the fair market value of net assets acquired (approximately $2.2 million) will be amortized on a straight line basis over a ten year period. The operations of TASS have been included in the consolidated statement of operations from the date of closing. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, including Ms. Meaden, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights (See Note F and Note H).

The following unaudited proforma information presents a summary of results of operations for the three months ended March 31, 1999 and 1998, respectively, assuming consumation of the purchase of TASS as of January 1, 1998.




                                                       Three months ended
                                                            March 31
                                                        1999         1998
                                                          (Unaudited)
Net sales                                       $3,721,500         $2,528,600
Net income                                         403,600            291,500
Per share data:
Basic Earnings                                        0.09               0.07
Diluted earnings                                      0.09               0.06


NOTE C - Prepaid Expense and Other Assets

                                    March 31, 1999            December 31, 1998
                                     (Unaudited)                   (Audited)
 Current:
   Customer contracts                $  462,900                  $         --
   Insurance receivable                 257,500                       257,500
   Prepaid expenses                      82,200                        70,400
   Other                                 25,100                            --
                                     ------------                ------------
                                    $   827,700                      $327,900
                                     ============                ============

 Non-Current:
   Deferred acquisition costs            --                          $162,900
   Security deposits                     30,000                        30,000
                                     ------------                   ---------
                                    $    30,000                      $192,900
                                     ============                  ==========

Payroll Express, the Company's payroll preparation and withholding tax data processing service from 1991 through September 1998, filed Chapter 11 bankruptcy. Payroll Express engaged in a fraudulent scheme by diverting the Company's federal payroll tax withholdings amounting to $307,500 for the years ended December 31, 1995 and 1996.

The Company is cooperating with the authorities in the ongoing criminal investigation of Payroll Express and its principal and filed a proof of claim in the Payroll Express bankruptcy. The Company also believes that its losses are covered by its fidelity bond. A proof of loss, which seeks recovery of the Company's losses and reimbursement for related professional fees, has been filed with its insurance provider. Included in other assets at March 31, 1999 and December 31, 1998, is $257,500 which represents a receivable from the insurance provider pursuant to this claim. This amount reduced the related loss of $307,500 recorded by the Company in general and administrative expenses during 1998.

NOTE D - Investments in Limited Partnerships

At March 31, 1999 and December 31, 1998, Tremont Partners, Inc.'s ("TPI") investment in The Broad Market Fund, L.P. was $854,500 and $807,200 representing
 .38% and .43%, respectively, of the fund's net assets. Summarized financial information of The Broad Market Fund, L.P. is as follows:


                             March 31, 1999              December 31, 1998
                               (Unaudited)                     (Audited)

  Total assets                 $232,028,000                  $198,415,000
  Total liabilities               5,853,600                    10,725,000


                                                       Three months ended
                                                            March 31
                                                 1999                     1998
                                                          (Unaudited)

 Net investment income (loss)                 $   (165,000)         $ 981,200
 Net realized and unrealized gain
 on investments                                 11,886,200          6,268,600
                                                ----------         -----------
                  Net income                   $11,721,200         $7,249,800
                                              ============         ==========


At March 31, 1999, investments in Meridian Horizon Fund, L.P., GamTree, L.P., The Broad Market Prime Fund, L.P. and American Masters Market Neutral Fund, L.P. were $398,700, $183,500, $259,900 and $623,500, respectively. In addition, TIMI launched the Tremont Masters Fund effective February 1, 1999 with $500,100. At March 31, 1999, TIMI's investment in Tremont Masters Fund was $505,300. At December 31, 1998, investments in Meridian Horizon Fund, L.P., Gamtree, L.P., The Broad Market Prime Fund, L.P. and American Masters Market Neutral Fund, L.P. were $378,600, $177,600, $56,700 and $614,600 respectively. The aggregated summarized unaudited financial information of these entities and Tremont Masters Fund is as follows:


                                   March 31, 1999           December 31, 1998
                                    (Unaudited)                 (Unaudited)

Total assets                      $509,401,700                $483,231,000
Total liabilities                   92,154,300                  86,305,000

                                            Three months ended
                                                 March 31
                                         1999                1998
                                               (Unaudited)

Net investment loss                  $ (2,538,900)           $   (750,400)
Net realized and unrealized gain
Investments                            26,972,400              18,833,800
                                      -------------            ----------
                  Net income         $ 24,433,500             $18,083,400
                                      ============             ===========

NOTE E - Accrued Expenses

Accrued expenses consist of the following:


                                       March 31, 1999        December 31, 1998
                                         (Unaudited)             (Audited)

Professional and consulting fees         $  744,900            $  579,300
Compensation                                440,300               300,000
Short-term notes payables                   287,500                39,800
Employee benefit plan                       137,600               110,000
Printing and graphics                        52,700                37,500
Other                                        61,200                44,600
                                        -----------          ------------
                                         $1,724,200            $1,111,200
                                        ===========          ============


NOTE F - Stock Options

During the three months ended March 31, 1999, certain directors and an executive officer exercised options to purchase an aggregate of 15,000 and 5,000 shares, respectively of the Company's Class B Common Stock at $3.75 per share. A summary of the Company's stock option activity for three months ended March 31, 1999 is as follows:

                  Outstanding-beginning of period:                   302,566
                  Granted                                            275,452
                  Exercised                                          (20,000)
                  Lapsed                                               --
                                                              -----------------
                  Outstanding-end of period                          558,018
                                                              =================

                  Exercisable at end of period                       354,490
                                                              =================

         Nicola Meaden, Chief Executive of TASS, was granted two types of options (the "Group I Options" and the "Group II Options") to purchase 147,447 and 24,844 shares, respectively, of Class B Common Stock. Additionally, Laurence Huntington Taylor II, a Principal of TASS, was granted 78,007 Group I Options and 13,154 Group II Options. The Group I Options and Group II Options are exercisable at $8.00 per share and $15.00 per share, respectively. Sixty percent of the Group I Options became exercisable effective March 11, 1999, the balance become exercisable at any time on or after March 11, 2000. One-third of the Group II Options vested on March 11, 1999, the balance vest one-third each on or after March 11, 2000 and 2001. Both the Group I Options and the Group II Options become immediately exercisable upon a change in control of the Company. The stock options may not be transferred at any time without the prior written consent of the Company. In the event that either employee seeks to sell or transfer any shares of the Company's stock other than to a family affiliate, the Company has the right of first refusal to purchase the shares on the same terms and conditions as the third party offer.

During March 1999, options to purchase 12,000 shares of Class B Common Stock at $15.00 per share were granted to certain employees of TASS, other than Ms. Meaden and Mr. Taylor. The options vest and become exercisable on the following schedule: one-third on the date of the agreement, one-third on the first anniversary of the agreement and one-third on the second anniversary of the agreement.

NOTE G - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three months ended
                                                                                         March 31
                                                                             1999                     1998


                                                                                       (Unaudited)

Numerator:

   Net Income - numerator for basic and diluted earnings
   per share (income available to shareholders)                       $   585,600                  $   268,800

Denominator:

   Denominator for basic earnings per share - weighted-
   average shares                                                       4,285,767                    4,086,822

Effect of dilutive securities:

   Employee stock options                                                 225,956                      207,193
                                                                    -------------------------------------------


   Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                      4,511,723                    4,294,015
                                                                    ===========================================


Basic earnings per share                                               $     0.14                    $    0.07
                                                                    ===========================================

Diluted earnings per share                                             $     0.13                    $    0.06
                                                                    ============================================

NOTE H - Commitments

On March 11, 1999, the Company entered into two two-year employment agreements. The first provides that Nicola Meaden will serve as Chief Executive Officer of TASS. The second provides that Laurence Huntington Taylor, II will serve as the Company's Senior Vice President of Global Marketing and Sales. Both agreements provide for minimum base salaries of $150,000 per year, a guaranteed bonus of $50,000 per year and such other bonus as may be determined by the Board of Directors. Ms. Meaden's and Mr. Taylor's employment may be terminated by consent, for cause, as a result of death or disability, and the Company is expressly permitted to terminate without cause. If an employee's employment is terminated for cause, the employee will be entitled to receive accrued salary, guaranteed bonus, and the value of accrued but unused vacation time through the date of termination. If an employee's employment is terminated for any reason other than for cause, the employee will be entitled to the same amounts through the end of the term of the employment agreement; however, the Company may offset against payments due to the employee any compensation received by the employee through any affiliation with a competing business prior to the end of the term.

NOTE I - Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

NOTE J - Segment and Geographic Data

The Company operates principally in a single segment. It provides various alternative investment services using a single and multi-manager investment approach to placing investment funds with independent asset managers. This segment consists of one operating unit that provides services to two types of clients: the Company's proprietary investment funds sponsored by certain subsidiaries and to non-affiliated investment fund sponsors, institutional investors and high net-worth individual investors.

For the proprietary investment funds (typically structured as limited partnerships) the Company serves as the general or co-general partner participating in organizing the funds, selecting the asset classes for investment and providing the day-to-day management and administration for the operation of the funds, but does not make direct investment decisions.

For the non-affliated investment fund sponsors, institutional investors and high net-worth investors the Company provides the following services: consulting regarding the organization of funds, establishment of investment objectives and guidelines, definition of suitable asset classes, negotiation of fees with asset managers and other professionals, monitoring of investment performance, information data services and periodic reports.

The following table provides a summary of the types of fees earned with respect to each of the two primary client types discussed above.

                                                                              Three Months Ended
                                                                                   March 31
                                                                   1999                      1998
                                                                  --------------------------------------
                                                                                 (Unaudited)

         Revenues

         Proprietary investment funds
           Asset-based fees                                         $1,761,300             $    929,500
                                                                   ------------            --------------
         Total revenue from proprietary investment funds             1,761,300                  929,500

         Consulting clients
           Asset-based fees                                            944,300                  828,100
           Performance-based fees                                       50,300                   35,900
           Annual retainer and special project fees                    319,200                  185,900
           Administration fees                                          59,000                   57,300
           Information data services                                   143,300                     --
                                                                  -------------             --------------
                                                                     1,516,100                1,107,200


         Other revenue (1)                                             100,400                  120,400
                                                                  -------------             --------------

         Total consolidated revenues                                $3,377,800               $2,157,100
                                                                  =============             ==============

Other revenue consists of commissions earned through TSI (the Company's wholly-owned introducing broker/dealer).

                                                                            Revenues (a)
                                                                              March 31
                                                                  1999                   1998
                                                                ----------------------------------
                                                                          (Unaudited)

        United States                                             $2,123,900         $1,504,500
        Bermuda                                                    1,110,600            652,600
        Canada                                                         --                  --
        United Kingdom                                               143,300               --
                                                                --------------      -------------
        Consolidated total                                        $3,377,800         $2,157,100
                                                                ==============      =============

(a)Revenues are attributed to countries based on the location of the subsidiary performing the services.

Substantially all long-lived assets are located in the United States.

During the periods presented in the consolidated statements of income, certain clients accounted for a significant percentage of the Company's consolidated revenues. For the three months ended March 31, 1999 and 1998, The Broad Market Fund, L.P. accounted for approximately 14% and 17%, respectively, of\ consolidated revenues. In addition, for the three months ended March 31, 1999 and 1998, The Broad Market Prime Fund, L.P. accounted for approximately 18 % and 13%, respectively, of consolidated revenues.

Item 2.   Management's Discussion and Analysis

The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset-based fees for investments placed by Tremont (Bermuda) Limited in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. Effective with the purchase of TASS Management Limited ("TASS") on March 11, 1999, the Company will recognize data sales revenues from the sale of electronic database information. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and to taking advantage of its growing world-wide relationships to expand its operations.

Consulting fees earned for the three months ended March 31, 1999 increased by $1,226,300, or 61.3%, from $2,000,800 for the three months ended March 31, 1998 to $3,227,100 for the three months ended March 31, 1999. At the Company's principal domestic subsidiary, Tremont Partners, Inc., consulting fees increased from $1,375,900 for the three months ended March 31, 1998 to approximately $1,993,400 for the three months ended March 31, 1999. This increase was primarily due to increases in revenues from the following related entities: The Broad Market Prime Fund, L.P. ($318,200 increase), The Broad Market Fund, L.P. ($123,500 increase), and the Daimler Chrysler Minority Equity Trust ($99,710 increase). At Tremont (Bermuda) Limited, consulting fees increased from $616,700 for the three months ended March 31, 1998 to approximately $1,059,000 for the three months ended March 31, 1999. This increase was primarily due to an increase in revenues from Kingate Global Fund Class B Shares ($311,800 increase), and increases in assets within the respective investment vehicles of clients. The remaining increase ($166,500) was from TASS's sale of electronic database information, as well as placement agent fees received by Tremont Securities, Inc.

Performance fees for the three months ended March 31, 1999 increased by $14,400, or 40.1%, as compared to the three months ended March 31, 1998 primarily as a result of underlying investment vehicles outperforming pre-established benchmarks.

Commissions decreased by $20,000, or 16.7%, for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decrease resulted primarily from decreased trading activities of TSI's clients.

Management expects that during the remainder of 1999 the Company will continue to develop relationships with additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute its investment products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the three months ended March 31, 1999 by $405,600, or 47.3%, as compared to the three months ended March 31, 1998, as a result of the Company's acquisition of TASS, as well as its continued efforts to attract and retain qualified employees. These efforts, as well as the acquisition of TASS, resulted in an increase in the number of employees from 31 at March 31, 1998 to 51 at March 31, 1999. Compensation expense also increased due to salary increases for certain employees that became effective January 1, 1999 and as a result of increased health care costs due to the increase in the number of employees.

General   and    administrative    expenses    consist    primarily   of   rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses for the three months ended March 31, 1999 increased by $261,900 or 47.9%, as compared to the three months ended March 31, 1998. The increase in general and administrative expenses was primarily due to increased professional fees and consulting expenses associated with the Year 2000 issue, the Payroll Express Company bankruptcy investigation, as well as costs related to the Company's continued expansion to service its growth, including expanding its office facility in September 1998.

Consulting expenses increased $57,000 or 18.0% for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, Tremont Partners, Inc. and Tremont (Bermuda) Limited have revenue sharing arrangements with other parties relating to certain clients.

Equity earnings of limited partnerships increased $24,300, or 31.3%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase was a result of increased performance as well as an increase in the amount invested by the Company.

On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS Management Limited ("TASS"), a London, England - based company specializing in the sale of electronic databases; the founder and chief executive of TASS is Nicola Meaden, a nominee for Director of the Company. The Company issued 190,477 shares of its Class B Common Stock at $7.50 per share in exchange for the TASS common shares, of which 64,170 shares were received by Ms. Meaden. The transaction has been accounted for using the purchase method of accounting. Accordingly, the excess of cost over the fair market value of net assets acquired (approximately $2.2 million) will be amortized on a straight line basis over a ten year period. The operations of TASS have been included in the consolidated statement of operations from the date of closing. Revenues included in March were $143,300, expenses totaled $117,100, resulting in additional income before taxes of $26,200. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, including Ms. Meaden, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Cash provided by operations was $475,100 for the three months ended March 31, 1999 as compared to cash provided by operations of $71,900 for the three months ended March 31 1998. Cash provided by operating activities was primarily a result of profitable operations, a decrease in other assets and increased taxes payable partially offset by increases in accounts receivable and decreases in accrued expenses, net of the liabilities acquired in the TASS acquisition. These positive changes in cash flow, as well as the issuance of Common Stock ($451,500) during the quarter, were offset by investing activities of $646,900.

At March 31, 1999, the Company owned options to purchase 8,000 shares of a non-publicly registered investment adviser specializing in 401(k) investment allocation advice over the Internet. The options were granted at $10 per share and are fully vested. The options have a five year term and were valued at zero by the Company at March 31, 1999.

At March 31, 1999 the Company owned 30,000 shares of common stock of a non-public financial services company formed in 1996. The shares were received by the Company as a result of an employee's participation as a board member of such company. At March 31, 1999, the shares of common stock were valued at zero.

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

The Year 2000 issue is a result of computer programs being written using two digits rather than four to determine the applicable year. Any computer programs that have time sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing significant disruptions or operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

Based on recent assessments, the Company determined that it will be required to modify or replace certain portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact of the operations of the Company.

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

To date the Company has completed approximately 50% of the remediation phase of its information technology and expects to complete software reprogramming and replacement no later than June 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 75% of its testing and has implemented 50% of its remediated systems. Completion of the testing phase for all significant systems is expected by June 30, 1999, with 100% completion targeted for September 30, 1999.

In the event that the Company does not complete any additional phases of the remediation process, the Company would be able to provide the minimum necessary level of alternative investment research information which is critical to its consulting services, and it would be able to process the relevant accounting transactions manually.

The Company has queried its important suppliers and subcontractors that do not share information systems with the Company (external agents) about that Year 2000 compliance and continues to monitor their compliance. To date, the Compan is not aware of any external agent Year 2000 issue that would materially impac the Company's results of operations, liquidity, or capital resources. However the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could have a material impact on the Company. The effect of non-compliance by external agents is not determinable.

In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. In particular, unexpected volatilities within the investment industry could adversely impact the Company's revenues as a significant portion of the Company's revenues are based solely upon the net asset value of funds under management. The amount of potential lost revenue cannot be reasonably estimated at this time.

The Company will utilize both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $130,000, which is capitalized for the new systems and equipment. Of the total remaining project costs, approximately $230,000 will be attributable to the purchase of new software and hardware, which will be capitalized. The remaining $140,000 relates to consulting fees which will be expensed as incurred.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all necessary phases of its Year 2000 program, but expects to be completed in the third quarter of 1999. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other things, manual workarounds and adjusting staffing strategies.

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

                               PART II - OTHER INFORMATION

Item I.  Legal Proceedings

Payroll Express. In 1991, the Company engaged KPM, Inc. d/b/a/ Payroll Express ("Payroll Express") to perform certain data processing services, including preparing Forms 941 and filing them with Internal Revenue Service ("IRS") and paying payroll and other taxes on behalf of the Company. The Company terminated its relationship with Payroll Express upon being informed by the Chapter 11 Trustee for Payroll Express that the Company had suffered a potential loss as a result of a fraudulent scheme undertaken by Payroll Express and its principal, David S. Kast, It appears that Payroll Express failed to make certain payments to the IRS on the Company's behalf and falsely and fraudulently misrepresented to the Company the dollar amount of taxes actually paid to the IRS. It also appears that a substantial portion of these funds (approximately $400,000) was wrongfully appropriated by Payroll Express and Kast. This theft has created an additional federal tax liability for the Company in the amount of $307,500 for the years 1995 and 1996. These sums do not include interest or penalties since the Company has been informed by the IRS that, based upon its initial review of this matter, interest and penalties may not be assessed.

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

There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Tremont Advisers, Inc.


Date: May 13, 1999                           /s/ Stephen T. Clayton
                                            -------------------
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)