Form 10QSB
period 1999-06-30
TREMONT ADVISERS INC
filed 1999-08-10
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1999

                                      or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on July 30, 1999 was 1,596,145, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value as of the close of business on July 30, 1999, was 4,006,878 as of the same date. Shares outstanding have been restated to reflect the impact of a five-for-four stock split payable on August 16, 1999 to shareholders of record on July 30, 1999.

                                                       INDEX

                             Tremont Advisers, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                                                                Page

    Condensed Consolidated Balance Sheets - June 30, 1999 (unaudited)
       and December 31, 1998 (audited)                                                                      1

    Condensed Consolidated Statements of Income -
       six and three months ended June 30, 1999 and 1998                                                    2

    Condensed Consolidated Statement of Shareholders' Equity -
       six months ended June 30, 1999                                                                       3

    Condensed Consolidated Statements of Cash Flows -
       six months ended June 30, 1999 and 1998                                                              4

    Notes to Condensed Consolidated Financial Statements                                                    6


Item 2.  Management's Discussion and Analysis                                                              12



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 17

Item 4.  Submission of Matters to a Vote of Security Holders                                               17

Item 6.  Exhibits and Reports on Form 8-K                                                                  18

Signature                                                                                                  18

Exhibit 27 - Financial Data Schedule                                                                       19


                                             PART I - FINANCIAL INFORMATION

                                             Item 1.  Financial Statements.

                                                 Tremont Advisers, Inc.

                                          Condensed Consolidated Balance Sheets

                                                                             June 30, 1999         December 31, 1998
                                                                               (Unaudited)                 (Audited)
                                                             --------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                                   $  2,557,600                $1,893,800
  Accounts receivable, net                                                       2,733,500                 2,111,600
  Income taxes receivable                                                                -                    82,800
  Prepaid expenses and other assets                                                335,100                   327,900
                                                             --------------------------------------------------------
Total current assets                                                             5,626,200                 4,416,100

Investments in limited partnerships (cost $2,359,600 and $1,428,600)             3,191,300                 2,034,700
Other investments (cost $719,900 and $469,900)                                     447,200                   200,300

Fixed assets, net                                                                  636,600                   449,700
Goodwill, net                                                                    2,108,900                         -
Other assets                                                                        30,000                   192,900
                                                             --------------------------------------------------------
Total assets                                                                   $12,040,200              $  7,293,700
                                                             ========================================================

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                                $152,000                $  283,300
  Accrued expenses                                                               1,818,200                 1,111,200
  Income taxes payable                                                              95,000                         -
  Deferred income taxes payable                                                     35,000                    29,000
  Deferred revenue                                                                 718,000                         -
                                                             --------------------------------------------------------
Total current liabilities                                                        2,818,200                 1,423,500

Deferred income taxes payable                                                      792,300                   559,400

Shareholders' equity
  Preferred Stock $1 par value, 350,000 shares
  authorized, issued and outstanding - none                                              -                         -
  Class A Common Stock, $0.01 par value, 5,000,000 shares
  authorized, 1,596,145 and 1,605,898 shares issued and outstanding                 16,000                    12,800
  Class B Common Stock, $0.01 par value, 10,000,000 shares
  authorized, 4,006,878 and 3,674,505 shares issued and outstanding                 40,100                    29,400
Additional paid in capital                                                       6,973,100                 5,106,900
Retained earnings                                                                1,373,500                   167,000
Cumulative foreign currency translation adjustment                                  27,000                   (5,300)
                                                             --------------------------------------------------------
Total shareholders' equity                                                       8,429,700                 5,310,800
                                                             --------------------------------------------------------
Total liabilities and shareholders' equity                                     $12,040,200              $  7,293,700
                                                             ========================================================

See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

                                                 Tremont Advisers, Inc.
                                     Condensed Consolidated Statements of Income


                                                        Six Months Ended                       Three Months Ended

                                                 June 30                              June 30
                                                  1999                1998              1999              1998
                                         -----------------------------------------------------------------------------

Revenues
Consulting fees                                      $6,997,700     $  4,336,100       $  3,770,600      $  2,335,400
Performance fees                                        130,800          316,500             80,500           280,600
Commissions                                             247,100          218,200            146,700            97,800
                                         -----------------------------------------------------------------------------
Total revenues                                        7,375,600        4,870,800          3,997,800         2,713,800

Expenses
Compensation                                          2,745,700        1,793,400          1,482,800           936,100
General and administrative                            1,706,800        1,155,600            898,300           609,100
Consulting                                              785,900          660,900            412,900           344,900
Depreciation                                            114,100           82,500             62,900            42,000
Amortization of intangibles                             407,200                -            296,300                 -
                                         -----------------------------------------------------------------------------
Total expenses                                        5,759,700        3,692,400          3,153,200         1,932,100

Equity in earnings of limited partnerships              225,600          151,500            123,700            73,900
Income (loss) from operations of joint ventures         (3,100)        (135,100)              5,000         (108,300)
Other income, net                                        23,500           15,700             12,900             7,600
                                         -----------------------------------------------------------------------------

Income before income taxes                            1,861,900        1,210,500            986,200           754,900
Provision for income taxes                              655,400          409,200            365,300           222,400
                                         -----------------------------------------------------------------------------
Net income                                          $ 1,206,500         $801,300           $620,900          $532,500
                                         =============================================================================

Net income per common share                             $  0.22           $ 0.16              $0.11           $  0.10
                                         =============================================================================

Net income per common share - assuming dilution           $0.21           $ 0.15            $  0.10           $  0.10
                                         =============================================================================

See accompaning notes


                                            Tremont Advisers, Inc.

                                  Consolidated Statement of Shareholders' Equity
                                                   (Unaudited)

                                          Common Stock                Additional                            Total
                                            Par Value                   Paid In           Retained      Shareholders'
                                    Class A           Class B           Capital           Earnings         Equity
                              -----------------------------------------------------------------------------------------

Balance at
  December 31, 1998                      $12,800         $  29,400       $  5,106,900         $167,000    $  5,310,800

Comprehensive Income:

Net Income                                     -                 -                  -        1,206,500       1,206,500

Foreign currency translation
  adjustment                                   -                 -                  -                -          32,300
                              -----------------------------------------------------------------------------------------

Comprehensive Income                                                                                         1,238,800

Issuance of Class B
  Common Stock - MGL
  purchase (47,619 shares)                     -               500            356,700                -         357,200

Issuance of Class B
  Common Stock - TASS
  Acquisition (190,477 shares)                 -             1,900          1,426,700                -       1,428,600

Issuance of Class B
  Common Stock - exercise
  of Director Options (15,000 shares)          -               150             56,100                -          56,250

Issuance of Class B
  Common Stock - exercise
  of Employee Options (5,000 shares)           -                50             18,700                -          18,750

Income tax benefits
  Related to exercise of
  Stock Options                                -                 -             19,300                -          19,300

Conversion of Class A Common Stock
  to Class B Common Stock (7,802 shares)       -                 -                  -                -               -

5 for 4 Stock Split                        3,200             8,100           (11,300)                -               -
  (319,229 Class A Shares)
  (801,376 Class B Shares)

                              -----------------------------------------------------------------------------------------
Balance at June 30, 1999                 $16,000           $40,100       $  6,973,100       $1,373,500     $ 8,429,700
                              =========================================================================================

See accompanying notes.

                                              Tremont Advisers, Inc.

                                Condensed Consolidated Statements of Cash Flows
                                                     Unaudited

                                                                                      Six Months Ended
                                                                                        June 30
                                                                                 1999                1998
                                                                        -------------------------------------------
Operating Activities
Net income                                                                  $       1,206,500   $          801,300
Adjustments to reconcile net income
  to cash provided (used) by operating activities:
  Depreciation                                                                        114,100               82,500
  Amortization of intangibles                                                         407,200                    -
  Equity in earnings of limited partnerships                                        (225,600)            (151,500)
  Loss from other investments                                                           3,100              142,400
  Deferred income taxes payable                                                       238,900               70,100
  Foreign currency translation adjustment                                              32,300                    -
Changes in operating assets and liabilities:
    Accounts receivable, net                                                        (437,400)            (485,100)
    Receivable from officer                                                                 -              200,000
    Accounts payable                                                                (170,500)             (12,700)
    Accrued expenses                                                                (183,100)            (282,500)
    Deferred revenue                                                                 (75,600)                    -
    Income taxes, net                                                                 177,800               16,700
    Other assets                                                                      162,900                    -
    Prepaid expenses and other                                                        260,600               15,000
                                                                        -------------------------------------------
Net cash provided  by operating activities                                          1,511,200              396,200

Investing activities
Purchase of fixed assets                                                            (219,900)             (46,200)
Investments in limited partnerships                                                 (931,000)            (105,000)
Cash acquired from acquisition of TASS                                                102,000                    -
Investments in joint ventures                                                       (250,000)            (161,000)
                                                                        -------------------------------------------
Net cash used by investing activities                                             (1,298,900)            (312,200)

Financing activities
Proceeds from issuance of Class B Common Stock                                        357,200                    -
Exercise of Class B Common Stock options                                               75,000                9,400
Tax benefit from exercise of stock options                                             19,300                    -
                                                                        -------------------------------------------
Net cash provided by financing activities                                             451,500                9,400

Net increase in cash and cash equivalents                                             663,800               93,400
Cash and cash equivalents at beginning of period                                    1,893,800              820,800
                                                                        -------------------------------------------
Cash and cash equivalents at end of period                                   $      2,557,600   $          914,200
                                                                        ===========================================

See accompanying notes.

                                            Tremont Advisers, Inc.

                         Condensed Consolidated Statements of Cash Flows (con't)
                                                   Unaudited

Supplemental disclosures of cash flow information:

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                 1999                1998
                                                                        -------------------------------------------
Financing activities
Noncash transactions related to the
      issuance of Class B Common Stock in
      the Tass acquisition                                                  $       1,428,600       $                 -


Investing activities
Liabilities assumed in the Tass acquisition
     Deferred revenue                                                                 793,600                         -
     Accounts payable                                                                  39,200                         -
     Accrued expenses                                                                 411,500                         -
     Short -term debt                                                                 236,800                         -
                                                                                                                      -

Assets acquired in the Tass acquisition                                                                               -
     Fixed assets, net                                                                 81,100                         -
     Accounts receivable                                                              184,500                         -
     Prepaid and other                                                                 47,000                         -
     Customer contracts                                                               555,500                         -
     Goodwill                                                                       2,181,400                         -

Accrued acquisition costs                                                              241,800                         -


See accompanying notes.

                                               Tremont Advisers, Inc.

                            Notes to Condensed Consolidated Financial Statements
                                                     (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

Intangibles - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of the business acquired. Goodwill is amortized on a straight-line basis over ten years. Other intangible assets, including customer contracts, which is included in prepaid expenses and other assets, are amortized over their economic lives, generally one year.

Earnings per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. All per share and share outstanding data have been restated to reflect the impact of a five-for-four stock split (see Note I).

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

Income Taxes - The provision for income taxes includes federal and state taxes currently, payable after reduction for undistributed foreign subsidiaries considered permanently reinvested and those deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE B - Prepaid Expense and Other Assets

                                                       June 30, 1999                   December 31, 1998
                                                 --------------------------   -----------------------------------
                                                        (Unaudited)                        (Audited)
Current:
  Customer contracts                               $               227,000          $                      -
  Insurance receivable                                                   -                           257,500
  Prepaid expenses                                                  86,100                            70,400
  Other                                                             22,000                                 -
                                                 --------------------------   -----------------------------------
                                                   $               335,100          $                327,900
                                                 ==========================   ===================================

Non-Current:
  Deferred acquisition costs                       $                     -          $                162,900
  Security deposits                                                 30,000                            30,000
                                                 --------------------------   -----------------------------------
                                                   $                30,000          $                192,900
                                                 ==========================   ===================================



NOTE C - Investments in Limited Partnerships

At June 30, 1999 and December 31, 1998, Tremont Partners, Inc.'s ("TPI") investment in American Masters Broad Market Fund, L.P., (formerly The Broad Market Fund, L.P.) was $895,100 and $807,200 representing .37% and .43%, respectively, of the fund's net assets. Summarized financial information of such fund is as follows:

                                             June 30, 1999                December 31, 1998
                                      ---------------------------    ----------------------------
                                              (Unaudited)                     (Audited)

Total assets                                 $       242,802,800            $        198,415,000
Total liabilities                                        426,700                      10,725,000

                                                               Six months ended
                                                                     June 30
                                                 1999                            1998
                                      -----------------------------------------------------------
                                              (Unaudited)                     (Unaudited)

Net investment income (loss)              $            (459,300)          $            1,472,100
Net realized and unrealized
  gain on investments                                 22,613,000                      13,023,500
                                      ---------------------------    ----------------------------
Net income                                  $         22,153,700           $          14,495,600
                                      ===========================    ============================



At June 30, 1999, investments in Meridian Horizon Fund, L.P., GamTree, L.P., American Masters Broad Market Prime Fund, L.P., (formerly, The Broad Market Prime Fund, L.P.) and American Masters Market Neutral Fund, L.P. were $424,400, $193,900, $513,300 and $640,700, respectively. In addition, TIMI launched the Tremont Masters Fund effective February 1, 1999, and invested $500,000 therein. At June 30, 1999, TIMI's investment in Tremont Masters Fund was $523,900. At December 31, 1998, investments in Meridian Horizon Fund, L.P., Gamtree, L.P., American Masters Broad Market Prime Fund, L.P. and American Masters Market Neutral Fund, L.P. were $378,600, $177,600, $56,700 and $614,600 respectively.
The aggregated summarized unaudited financial information of these entities and Tremont Masters Fund is as follows:

                                             June 30, 1999               December 31, 1998
                                        -----------------------     ----------------------------
                                              (Unaudited)                    (Audited)

Total assets                                     $ 562,238,500             $        483,231,000
Total liabilities                                  102,659,600                       86,305,000

                                                                 Six months ended
                                                                     June 30
                                                 1999                           1998
                                        --------------------------------------------------------
                                              (Unaudited)                    (Unaudited)

Net investment loss                           $    (2,645,700)           $          (3,285,000)
Net realized and unrealized
  gain on investments                               55,611,900                       35,312,600
                                        -----------------------     ----------------------------
Net income                                      $   52,966,200            $          32,027,600
                                        =======================     ============================




NOTE D - Accrued Expenses

                         Accrued expenses consist of the following:

                                                June 30, 1999                December 31, 1998
                                         ---------------------------    ----------------------------
                                                 (Unaudited)                     (Audited)

Professional and consulting fees             $              669,400         $               579,300
Compensation                                                691,000                         300,000
Short-term notes payable                                    245,800                          39,800
Employee benefit plan                                        60,900                         110,000
Printing and graphics                                        43,400                          37,500
Other                                                       107,700                          44,600
                                                                        ----------------------------
                                         ---------------------------
                                              $           1,818,200          $            1,111,200
                                         ===========================    ============================


NOTE E - Stock Options

During the six months ended June 30, 1999, certain directors and an executive officer exercised options to purchase an aggregate of 18,750 and 6,250 shares, respectively of the Company's Class B Common Stock at $3.00 per share. A summary of the Company's stock option activity for six months ended June 30, 1999 is as follows:

Outstanding-beginning of period:                                     378,208
Granted                                                              344,315
Exercised                                                           (25,000)
Lapsed                                                                     -
                                                           ------------------
Outstanding-end of period                                            697,523
                                                           ==================

Exercisable at end of period                                         521,238
                                                           ==================


Nicola Meaden, Chief Executive Officer of TASS Investment Research Limited ("TASS"), was granted two types of options (the "Group I Options" and the "Group

II Options") to purchase 184,309 and 31,055 shares, respectively, of Class B Common Stock. Additionally, Laurence Huntington Taylor II, a Principal of TASS, was granted 97,509 Group I Options and 16,443 Group II Options. The Group I Options and Group II Options are exercisable at $6.40 per share and $12.00 per share, respectively. Sixty percent of the Group I Options became exercisable effective March 11, 1999, the balance will become exercisable at any time on or after March 11, 2000. One-third of the Group II Options vested on March 11, 1999, the balance vest one-third each on or after March 11, 2000 and 2001. Both the Group I Options and the Group II Options become immediately exercisable upon a change in control of the Company. The stock options may not be transferred at any time without the prior written consent of the Company. In the event that either employee seeks to sell or transfer any shares of the Company's stock other than to a family affiliate, the Company has the right of first refusal to purchase the shares on the same terms and conditions as the third party offer.

During March 1999, options to purchase 15,000 shares of Class B Common Stock at $12.00 per share were granted to certain employees of TASS, other than Ms. Meaden and Mr. Taylor. The options vest and become exercisable on the following schedule: 33.3% on the date of the agreement, 33.3% on the first anniversary of the agreement and 33.4% on the second anniversary of the agreement.

NOTE F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                      Six months ended                  Three months ended

                                                          June 30                              June 30
                                                 1999              1998              1999              1998
                                          ------------------------------------------------------------------------
Numerator:
  Net Income- numerator
  for basic and dilutive earnings
  per share (income available
  to shareholders)                               $1,206,500         $  801,300          $620,900       $  532,500

Denominator:
  Denominator for basic earnings
  per share - weighted -
  average shares                                  5,478,938          5,109,401         5,603,023        5,110,279

Effect of dilutive securities:

  Employee stock options                            306,037            300,347           334,532          341,703
                                          ------------------------------------------------------------------------

  Denominator for diluted
  earnings per share - adjusted
  weighted-average shares
  and assumed conversions                         5,784,975          5,409,748         5,937,555        5,451,982
                                          ========================================================================

Basic earnings per share                             $ 0.22              $0.16           $  0.11           $ 0.10
                                          ========================================================================

Diluted earnings per share                          $  0.21              $0.15            $ 0.10           $ 0.10
                                          ========================================================================


NOTE G - Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.


NOTE H - Segment and Geographic Data

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

For  the  proprietary   investment  funds   (typically   structured  as  limited
partnerships),   the  Company  serves  as  the  general  or  co-general  partner participating in organizing the funds, selecting the asset classes for investment and providing the day-to-day management and administration for the operation of the funds, but does not make direct investment decisions.

For the non-affliated investment fund sponsors, institutional investors and high net-worth investors the Company provides the following services: consulting regarding the organization of funds, establishment of investment objectives and guidelines, definition of suitable asset classes, negotiation of fees with asset managers and other professionals, monitoring of investment performance information data services and periodic reports.

The following table provides a summary of the types of fees earned with respect to each of the two primary client types discussed above.

                                                      Six months ended                  Three months ended

                                                           June 30                            June 30
                                                   1999               1998             1999                1998
                                            ---------------------------------------------------------------------------
                                                (Unaudited)         (Unaudited)     (Unaudited)         (Unaudited)
Revenues

Proprietary investment funds
  Asset-based fees                                  $3,664,600       $ 2,017,900     $  1,903,400         $  1,088,500
                                            ------------------- ----------------------------------  -------------------
Total revenue from proprietary
  investment funds                                   3,664,600         2,017,900        1,903,400            1,088,500

Consulting clients
  Asset-based fees                                   1,879,300         1,765,900          962,500              937,800
  Performance-based fees                               130,800           316,500           80,500              280,600
  Annual retainer and special project fees             624,200           433,100          305,000              247,200
  Administration fees                                  181,500           119,200           94,900               61,900
  Information data services                            648,100                 -          504,800                    -
                                            ------------------- ----------------------------------  -------------------
                                                     3,463,900         2,634,700        1,947,700            1,527,500
Other revenue (1)                                      247,100           218,200          146,700               97,800
                                            ------------------- ----------------------------------  -------------------

Total consolidated revenues                         $7,375,600        $4,870,800      $ 3,997,800         $  2,713,800
                                            =================== ==================================  ===================


(1) Other revenue consists of commissions earned through TSI (the Company's wholly-owned introducing broker/dealer).


                                                           Revenues (a)                          Revenues (a)
                                                         Six months ended                    Three months ended
                                                              June 30                              June 30
                                                     1999               1998               1999               1998
                                              -------------------------------------  ------------------------------------
                                                  (Unaudited)      (Unaudited)        (Unaudited)          (Unaudited)

United States                                        $ 4,496,200      $  3,240,800       $ 2,372,300          $1,736,400
Bermuda                                                2,231,300         1,630,000         1,120,700             977,400
Canada                                                         -                 -                 -                   -
United Kingdom                                           648,100                 -           504,800                   -
                                              ------------------- -----------------  ----------------  ------------------
Consolidated Total                                   $ 7,375,600      $  4,870,800       $ 3,997,800          $2,713,800
                                              =================== =================  ================  ==================


(a) Revenues attributed to countries based on the location of the subsidiary performing the services.

Substantially all long-lived assets are located in the United States.


During the periods presented in the consolidated statements of income, certain clients accounted for a significant percentage of the Company's consolidated revenues. For the six and three months ended June 30, 1999 and 1998, American Masters Broad Market Fund, L.P. accounted for approximately 13.6% versus 15.0% and 13.1% versus 13.8%, respectively, of consolidated revenues. In addition, for the six and three months ended June 30, 1999 and 1998, American Masters Broad Market Prime Fund, L.P. accounted for approximately 17.4% versus 13.7% and 17.0% versus 14.0%, respectively, of consolidated revenues.

Note I - Subsequent Events

On July 15, 1999, the Board of Directors approved a five-for-four stock split (with no change in par value) on both the Company's Class A Common Stock and Class B Common Stock. To reflect the split, which is payable to stockholders of record on July 30, 1999, Class A Common Stock and Class B Common Stock was increased and additional paid in capital was decreased by $3,200, and $8,100, respectively. All per share and shares outstanding data have been restated to reflect the impact of the split.

At June 30, 1999, the Company had options to purchase 80,000 shares of a nonpublic registered investment advisor specializing in 401(k) investment allocation advice over the internet. The options were granted at $1.00 per share, as adjusted for a stock split, and are fully vested. At June 30, 1999, the options were valued at zero by the Company. The Company exercised its option on July 1, 1999 and purchased the 80,000 shares of stock for $80,000.

Item 2. Management's Discussion and Analysis

The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset-based fees for investments placed by its subsidiary, Tremont
(Bermuda) Limited ("TBL"), in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. With the purchase of TASS Investment Research Limited ("TASS") on March 11, 1999, the Company also has revenues from the sale of electronic database information. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and to take advantage of its growing world-wide relationships to expand its operations.

Consulting fees earned for the six months ended June 30, 1999 increased by $2,661,600, or 61.4%, from $4,336,100 for the six months ended June 30, 1998 to
$6,997,700 for the six months ended June 30, 1999. At the Company's principal domestic subsidiary, Tremont Partners, Inc. ("TPI"), consulting fees increased from $2,932,600 for the six months ended June 30, 1998 to approximately $4,176,900 for the six months ended June 30, 1999. This increase was primarily due to increases in revenues resulting from increased assets under management from the following related entities: American Masters Broad Market Prime Fund, L.P. ($617,200 increase), American Masters Broad Market Fund, L.P. ($273,000 increase) and the DaimlerChrysler Minority Equity Trust ($178,700 increase). At TBL, consulting fees increased from $1,351,200 for the six months ended June 30, 1998 to approximately $2,100,500 for the six months ended June 30, 1999. This increase was primarily due to an increase in revenues as a result of increased assets under management from Kingate Global Fund Class B Shares ($648,300 increase), and increases in assets within the investment vehicles of other clients. Additionally, $668,000 of the increase was primarily from TASS's sale of electronic database information, as well as placement agent fees received by the Company's wholly-owned broker dealer subsidiary, Tremont Securities, Inc. ("TSI").

Consulting fees for the Company for the three months ended June 30, 1999 increased by $1,435,200, or approximately 61.5%, as compared to the three months ended June 30, 1998. The increase was due to increases in the assets managed, increases in the value of the assets within the respective investment vehicles and a larger client base. TPI's consulting fees increased from $1,556,800 for the three months ended June 30, 1998 to approximately $2,183,500 for the three months ended June 30, 1999. The increase is primarily due to increases in revenues from American Masters Broad Market Prime Fund, L.P. ($299,000 increase), American Masters Broad Market Fund, L.P. ($149,500 increase) and the DaimlerChrysler Minority Equity Trust ($79,000 increase). TBL's consulting fees increased from $734,500 for the three months ended June 30 1998 to approximately $1,040,300 for the three months ended June 30, 1999. The increase is attributable to increased revenues from Kingate Global Fund Class B Shares ($336,500 increase). Additionally, $502,700 of the increase was from TASS' sale of electronic database information, offset by a decrease in placement agent fees from TSI.

Performance fees for the six and three months ended June 30, 1999 decreased by $185,700, or 58.7%, and $200,100, or 71.3%, respectively, as compared to the six and three months ended June 30, 1998 primarily because certain clients' underlying investment vehicles did not obtain and/or outperform certain pre-established benchmarks.

Commissions received by TSI increased by $28,900, or 13.2%, and $48,900, or 50%, respectively, for the six and three months ended June 30, 1999 compared to similar periods in 1998, primarily as a result of the mix of money managers executing trades and increased trading by TSI's clients.

Management expects that during the remainder of 1999 the Company will continue to develop relationships with additional potential clients and will utilize these relationships to create diversified ways to package and distribute its proprietary products. For instance, the Company has entered into a joint venture with Credit Suisse First Boston to form a series of benchmarks for the hedge fund industry and to start a line of investable indexed products. The joint venture will be called Credit Suisse First Boston Tremont Index LLC. The CFSB Tremont Hedge FUnd Index, a capital-weighted master index, anticipated to be launched during the fourt quarter of 1999, followed by a series of capital weighted sub-indices based on various investment strategies and styles. It is also anticipated that the joint venture will launch investable index products during 2000. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the six and three months ended June 30, 1999 by $952,300, or 53.1%, and $546,700 or 58.4%, respectively as compared to the six and three months ended June 30, 1998, as a result of the Company's acquisition of TASS, and the Company's continued efforts to attract and retain qualified employees. These efforts, as well as the acquisition of TASS, resulted in an increase in the number of employees from 31 at June 30, 1998 to 51 at June 30, 1999. Compensation expense also increased due to salary increases for certain employees that became effective January 1, 1999 and the increased health care costs arising from the increased number of employees.

General   and    administrative    expenses    consist    primarily   of   rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses for the six and three months ended June 30, 1999 increased by $551,200, or 47.7%, and $289,200, or 47.5%, respectively as compared to the six and three months ended June 30, 1998. This increase was primarily due to the acquisition of TASS on March 11, 1999, increased professional fees associated with the Payroll Express Company bankruptcy investigation and costs related to the Company's continued expansion to service its growth, including the expansion of its office space in September 1998.

Consulting expenses increased $125,000, or 18.9%, and $68,000, or 19.7%, respectively for the six and three months ended June 30, 1999 as compared to the six and three months ended June 30, 1998, primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TPI and TBL have revenue sharing arrangements with other parties relating to certain clients.

Equity earnings from limited partnerships increased $74,100, or 48.9%, and $49,800, or 67.4%, respectively for the six and three months ended June 30, 1999 as compared to the six and three months ended June 30, 1998, as a result of increased performance and a greater asset base due to increased investments by the Company.

The change in loss from operations of joint ventures, net for the six and three months ended June 30, 1999, primarily represents significant losses of a twenty-five percent owned joint venture operation incurring significant operating costs during 1998. The Company closed this joint venture effective December 31, 1998.

Amortization of intangibles increased approximately $407,200 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, because of the TASS acquisition.

Profitability is dependent on the Company's ability to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients and to market its services to new accounts.

On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS, a London, England - based company specializing in the sale of electronic database information. The Company issued 238,096 shares (190,477 shares pre-split) of its Class B Common Stock at $6.00 per share in exchange for the TASS common shares, of which 80,212 shares (64,170 shares pre-split) were received by Nicola Meaden, the founder and chief executive officer of TASS. The transaction has been accounted for using the purchase method of accounting.

Accordingly, the excess of cost over the fair market value of net assets acquired (approximately $2.2 million) is being amortized on a straight line basis over a ten year period. The operations of TASS have been included in the consolidated statement of operations from the date of closing. Revenues included for the period from acquisition through June 30, 1999 were $648,100 and expenses totaled $784,100, resulting in a loss before taxes of $136,000. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, including Ms. Meaden, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights.

Cash provided by operations was $1,511,200 for the six months ended June 30, 1999 as compared to cash provided by operations of $396,200 for the six months ended June 30 1998. Cash provided by operating activities primarily resulted profitable operations, decreases in prepaid expenses and other assets and increased taxes payable partially offset by increases in accounts receivable and decreases in accounts payable and accrued expenses, net of the liabilities acquired in the TASS acquisition. These positive changes in cash flow, as well as the issuances of Common Stock ($451,500) , were substantially offset by investing activities of $1,298,900, and cash and cash equivalents increased by $663,800 for the six months ended June 30, 1999.

On July 15, 1999, the Company's Board of Directors approved a five-for-four stock split (with no change in par value) on both its outstanding Class A Common Stock and its Class B Common Stock, payable to stockholders of record on July 30, 1999. To reflect the split, Class A Common Stock was increased and additional paid in capital was decreased by $3,200 and Class B Common Stock was increased and additional paid in capital was decreased by $8,100. All per share and shares outstanding data have been restated to reflect the impact of the split.

At June 30, 1999, the Company had options to purchase 80,000 shares of a nonpublic registered investment advisor specializing in 401(k) investment allocation advice over the internet. The options were granted at $1.00 per share, as adjusted for a stock split, and are fully vested. At June 30, 1999, the options were valued at zero by the Company. The Company exercised its option on July 1, 1999 and purchased 80,000 shares of stock for $80,000.

At June 30, 1999, the Company owned 30,000 shares of common stock of a non-public financial services company . The shares were received by the Company as a result of an employee's serving as a board member of such company. At June 30, 1999, the shares of common stock were valued at zero by the Company.

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from them and existing product, will be sufficient to support future growth. The Company has no material short term or long term debt obligations

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

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

To date the Company has completed approximately 75% of the remediation phase for its information technology and expects to complete software reprogramming and replacement no later than September 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 75% of its testing and has implemented 75% of its remediated systems. Completion of the testing phase for all significant systems is expected by September 30, 1999, with 100% completion targeted for December 15, 1999.

In the event that the Company does not complete any additional phases of the remediation process, the Company would be able to provide the minimum necessary level of alternative investment research information which is critical to its consulting services and it would be able to process the relevant accounting transactions manually.

The Company has queried its important suppliers and subcontractors that do not share information systems with the Company (external agents) about Year 2000 compliance and continues to monitor their compliance. To date, the Company is not aware of any external agent Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could have a material impact on the Company. The effect of non-compliance by external agents is not determinable.

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

The Company is utilizing both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $550,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $289,900, which is capitalized for the new systems and equipment. Of the total remaining project costs, approximately $100,000 will be attributable to the purchase of new software and hardware, which will also be capitalized. The remaining $160,100 relates to consulting fees which are being expensed as incurred.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all necessary phases of its Year 2000 program, but expects to be completed in the forth quarter of 1999. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other things, manual workarounds and adjusting staffing strategies.

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

The Company has received funds from its insurance carrier as reimbursement for a substantial portion of the above federal tax liability. The Company is also cooperating with the authorities in their ongoing criminal investigation of Payroll Express and Kast, and has filed a Proof of Claim in the Payroll Express bankruptcy proceeding.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 10, 1999, the stockholders elected the following to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

                                                                  For                   Against
                  Sandra L. Manzke                            7,502,835                  45,890
                  Robert I. Schulman                          7,502,835                  45,890
                  John L. Keeley, Jr.                         7,502,835                  45,890
                  Jimmy L. Thomas                             7,502,835                  45,890
                  Alan A. Rhein                               7,502,835                  45,890
                  Richard E. O'Brien                          7,502,835                  45,890
                  Nicola Meaden                               7,502,835                  45,890
                  Bruce Ruehl                                 7,480,055                  68,670

The stockholders also voted to ratify the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending December
31, 1999. The vote was as follows:

                                                                For                      Against                  Abstain
                                                             7,546,600                    1,125                     1,000





The stockholders also voted to ratify the approval of the Tremont Advisers, Inc.
1998 Stock Option Plan. The vote was as follows:

                                                                For                      Against                 Abstain
                                                             7,463,333                   54,413                   30,980

Item 6.           Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Tremont Advisers, Inc.


Date:  August 11, 1999                      /s/ Stephen T. Clayton
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)