Form 10QSB
period 1999-09-30
TREMONT ADVISERS INC
filed 1999-11-12
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1999

                                                        or

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number:  0-27077

                            TREMONT ADVISERS, INC.
          (Exact name of small business issuer as specified in its charter) Delaware
(State or other jurisdiction                     06-1210532
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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:



The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on November 5, 1999 was 1,596,118, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, as of the close of business on November 5, 1999, was 4,014,099 as of the same date. Shares outstanding have been restated to reflect the impact of a five-for-four stock split paid on August 16, 1999 to shareholders of record on July 30, 1999.

                                                       INDEX

                                              Tremont Advisers, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements. (Unaudited)                                                               Page

    Condensed Consolidated Balance Sheets - September 30, 1999 (unaudited)
       and December 31, 1998 (audited)                                                                      1

    Condensed Consolidated Statements of Income -
       nine and three months ended September 30, 1999 and 1998                                              2

    Condensed Consolidated Statement of Shareholders' Equity -
       nine months ended September 30, 1999                                                                 3

    Condensed Consolidated Statements of Cash Flows -
       nine months ended September 30, 1999 and 1998                                                        4

    Notes to Condensed Consolidated Financial Statements                                                    6


Item 2.  Management's Discussion and Analysis                                                              15



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 21

Item 6.  Exhibits and Reports on Form 8-K                                                                  21

Signature                                                                                                  21

Exhibit 27 - Financial Data Schedule                                                                       22



                                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  Tremont Advisers, Inc.
                                         Condensed Consolidated Balance Sheets

                                                                               September 30, 1999  December 31, 1998
                                                                                (Unaudited)         (Audited)
                                                                      ----------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                                          $ 2,763,400    $ 1,893,800
  Accounts receivable, net                                                             2,942,900      2,111,600
  Income taxes receivable                                                                      -         82,800
  Prepaid expenses and other assets                                                      212,900        327,900
                                                                      ----------------------------------------
Total current assets                                                                   5,919,200      4,416,100

Investments in limited partnerships (cost $2,346,600 and $1,428,600)                   3,280,300      2,034,700
Other investments (cost $1,408,900 and $469,900)                                       1,099,100        200,300
Fixed assets, net                                                                        752,600        449,700
Goodwill, net                                                                          2,054,300              -
Other assets                                                                              30,200        192,900
                                                                      ----------------------------------------
Total assets                                                                        $ 13,135,700    $ 7,293,700
                                                                      ========================================

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                                     $ 271,400      $ 283,300
  Accrued expenses                                                                     2,015,000      1,111,200
  Income taxes payable                                                                    57,000              -
  Deferred income taxes payable                                                           32,600         29,000
  Deferred revenue                                                                       760,100              -
                                                                      ----------------------------------------
Total current liabilities                                                              3,136,100      1,423,500

Deferred income taxes payable                                                            920,900        559,400

Shareholders' equity
  Preferred Stock $1 par value, 350,000 shares
  authorized, issued and outstanding - none                                                    -              -
  Class A Common Stock, $0.01 par value, 5,000,000 shares
  authorized, 1,596,118 and 1,605,897 shares issued and outstanding                       16,000         12,800
  Class B Common Stock, $0.01 par value, 10,000,000 shares
  authorized, 4,014,099 and 3,674,505 shares issued and outstanding                       40,100         29,400
Additional paid in capital                                                             6,999,300      5,106,900
Retained earnings                                                                      2,005,700        167,000
Cumulative foreign currency translation adjustment                                        17,600         (5,300)
                                                                      ----------------------------------------
Total shareholders' equity                                                             9,078,700      5,310,800
                                                                      ----------------------------------------
Total liabilities and shareholders' equity                                          $ 13,135,700    $ 7,293,700
                                                                      ========================================

See accompanying notes.

Note:  The Condensed Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements as of that date.


                                                  Tremont Advisers, Inc.
                                    Condensed Consolidated Statements of Income
                                                      (Unaudited)


                                                            Nine months ended            Three months ended

                                                              September 30                  September 30
                                                         1999             1998            1999            1998
                                                     -----------------------------------------------------------

Revenues
Consulting fees                                        $ 10,940,500  $  6,982,900      $ 3,942,800    $ 2,646,800
Performance fees                                            190,800       324,400           60,000          7,800
Commissions                                                 296,400       316,200           49,300         98,000
                                                     -----------------------------------------------------------
Total revenues                                           11,427,700     7,623,500        4,052,100      2,752,600

Expenses
Compensation                                              4,576,500     2,784,100        1,830,800        990,800
General and administrative                                2,746,000     1,895,100        1,039,200        739,500
Consulting                                                1,160,800       993,800          374,900        332,800
Depreciation                                                191,800       133,600           77,700         51,100
Amortization of intangibles                                 609,800             -          202,600              -
                                                     -----------------------------------------------------------
Total expenses                                            9,284,900     5,806,600        3,525,200      2,114,200



Equity (loss) in earnings of limited partnerships           327,600       111,600          102,000        (39,900)
Equity (loss) in earnings of other investments              361,900      (201,600)         365,000        (66,400)
Other income, net                                            50,700        46,500           27,200         30,800
                                                     -----------------------------------------------------------

Income before income taxes                                2,883,000     1,773,400        1,021,100        562,900
Provision for income taxes                                1,044,300       655,600          388,900        246,400
                                                     -----------------------------------------------------------
Net income                                             $  1,838,700  $  1,117,800     $    632,200   $    316,500
                                                     ===========================================================

Net income per common share                                   $0.33         $0.22          $  0.11  $        0.06
                                                     ===========================================================

Net income per common share - assuming dilution               $0.31         $0.21          $  0.11  $        0.06
                                                     ===========================================================




                                                     Tremont Advisers, Inc.
                                        Consolidated Statement of Shareholders' Equity
                                             Nine months ended September 30, 1999
                                                        (Unaudited)

                                            Common Stock               Additional                   Total
                                             Par Value                   Paid In     Retained    Shareholders'
                                              Class A      Class B       Capital     Earnings      Equity
                                           ------------------------------------------------------------------

Balance at
  December 31, 1998                          $   12,800    $   29,400    $5,106,900  $ 167,000    $5,310,800

Comprehensive Income:

Net Income                                           -             -             -   1,838,700     1,838,700

Foreign currency translation
  adjustment                                         -             -             -          -         22,900
                                           ------------------------------------------------------------------

Comprehensive Income                                                                               1,861,600

Issuance of Class B
  Common Stock - MGL
  purchase (47,619 shares)                           -            500       356,700          -       357,200

Issuance of Class B
  Common Stock - TASS
  Acquisition (190,477 shares)                       -          1,900     1,426,700          -     1,428,600

Issuance of Class B
  Common Stock - exercise
  of Director Options (21,250 shares)                -            200        74,800          -        75,000

Issuance of Class B
  Common Stock - exercise
  of Employee Options (5,000 shares)                 -             -         18,750          -        18,750

Income tax benefits
  Related to exercise of
  Stock Options                                      -             -         27,350          -        27,350

Conversion of Class A Common Stock
  to Class B Common Stock (7,802 shares)             -             -             -           -            -

5 for 4 Stock Split                                 3,200       8,100       (11,300)         -            -
     (319,202 Class A Shares)
     (801,349 Class B Shares)

Cash-in-lieu of fractional shares                    -             -           (600)         -          (600)

                                           ------------------------------------------------------------------
Balance at September 30, 1999                $   16,000    $   40,100    $6,999,300 $2,005,700    $9,078,700
                                           ==================================================================



                                             Tremont Advisers, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                          Nine months ended
                                                                             September 30
                                                                      1999             1998
                                                               ------------------------------------
Operating Activities
Net income                                                         $   1,838,700      $  1,117,800
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation                                                           191,800           133,600
  Amortization of intangibles                                            609,800                -
  Equity in earnings of limited partnerships                            (327,600)         (111,600)
  Loss from other investments                                             40,200           213,700
  Deferred income taxes payable                                          365,100           176,600
  Foreign currency translation adjustment                                 22,900            (5,300)
  Minority Interest                                                           -            (17,500)
Changes in operating assets and liabilities:
    Accounts receivable, net                                            (646,800)         (657,100)
    Receivable from officer                                                   -            200,000
    Accounts payable                                                     (51,100)            4,500
    Accrued expenses                                                      13,700           216,400
    Deferred revenue                                                     (33,500)                -
    Income taxes, net                                                    139,800          (102,600)
    Other assets                                                         162,700            (1,100)
    Prepaid expenses and other                                           234,800            19,600
                                                               ------------------------------------
Net cash provided  by operating activities                             2,560,500         1,187,000

Investing activities
Purchase of fixed assets                                                (413,600)         (103,100)
Investments in limited partnerships                                     (918,000)         (710,000)
Cash acquired from acquisition of TASS                                   102,000                -
Investments in other investments                                        (939,000)         (254,200)
                                                               ------------------------------------
Net cash used by investing activities                                 (2,168,600)       (1,067,300)

Financing activities
Proceeds from issuance of Class B Common Stock                           357,200                -
Exercise of Class B Common Stock options                                  93,750           238,100
Tax benefit from exercise of stock options                                27,350           126,100
Other                                                                       (600)           17,500
                                                               ------------------------------------
Net cash provided by financing activities                                477,700           381,700

Net increase in cash and cash equivalents                                869,600           501,400
Cash and cash equivalents at beginning of period                       1,893,800           820,800
                                                               ------------------------------------
Cash and cash equivalents at end of period                         $   2,763,400      $  1,322,200
                                                               ====================================



                                            Tremont Advisers, Inc.
                           Condensed Consolidated Statements of Cash Flows (con't)
                                                 (Unaudited)

Supplemental disclosures of cash flow information:

                                                                             Nine months ended

                                                                                 September 30
                                                                             1999            1998
                                                                      ---------------------------------
Financing activities
Noncash transaction related to the
      issuance of Class B Common Stock in
      the TASS acquisition                                            $   1,428,600       $         -

Investing activities
Liabilities assumed in the TASS acquisition
     Deferred revenue                                                       793,600                 -
     Accounts payable                                                        39,200                 -
     Accrued expenses                                                       411,500                 -
     Short -term debt                                                       236,800                 -

Assets acquired in the TASS acquisition                                                              -
     Fixed assets, net                                                       81,100                  -
     Accounts receivable                                                    184,500                  -
     Prepaid and other                                                       47,000                  -
     Customer contracts                                                     555,500                  -
     Goodwill                                                             2,181,400                  -

Accrued acquisition costs                                                   241,800                  -

Gain on receipt of stock of unconsolidated affiliate                       (402,100)                 -

Expense charge relating to distribution of stock of
 unconsolidated affiliate                                                   402,100                  -

See accompanying notes.


                             Tremont Advisers, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

Earnings per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. All per share and share outstanding data have been restated to reflect the impact of a five-for-four stock split (see Note G).

Minority Interest - The Company presently owns 65% of Tremont Investment Management, Inc. ("TIMI").

Concentrations of Credit Risk - The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. The Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry.

Income Taxes - The provisions for income taxes include federal and state taxes currently payable after reduction for undistributed foreign subsidiaries considered permanently reinvested and those deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE  B - Investments in Limited Partnerships

At September 30, 1999 and December 31, 1998, Tremont Partners, Inc.'s ("TPI") investment in American Masters Broad Market Fund, L.P., was $919,600 and $807,200 representing .35% and .43%, respectively, of the fund's net assets. Summarized financial information of such fund is as follows:



                                          September 30, 1999        December 31, 1998
                                      -----------------------------------------------------
                                              (Unaudited)               (Audited)

Total assets                             $           262,635,000   $     198,415,000
Total liabilities                                        535,500          10,725,000

                                                         Nine months ended
                                                           September 30
                                                 1999                      1998
                                      -----------------------------------------------------
                                                                (Unaudited)

Net investment income                   $              3,452,800    $      2,414,600
Net realized and unrealized
  gain on investments                                 25,088,900          16,544,300
                                      -----------------------------------------------------
Net income                              $             28,541,700    $     18,958,900
                                      =====================================================



At September 30, 1999, investments in Meridian Horizon Fund, L.P., GamTree, L.P., American Masters Broad Market Prime Fund, L.P., and American Masters Market Neutral Fund, L.P. were $437,000, $192,400, $527,500 and $656,100, respectively. In addition, TIMI launched The Tremont Masters Fund effective February 1, 1999 and invested $500,000 therein. At September 30, 1999, TIMI's investment in The Tremont Masters Fund was $547,700. At December 31, 1998, investments in Meridian Horizon Fund, L.P., Gamtree, L.P., American Masters Broad Market Prime Fund, L.P. and American Masters Market Neutral Fund, L.P. were $378,600, $177,600, $56,700 and $614,600 respectively. The aggregated summarized unaudited financial information of these entities and The Tremont Masters Fund is as follows:




                                             September 30, 1999          December 31, 1998
                                        -----------------------     ----------------------------
                                              (Unaudited)                    (Audited)

Total assets                                 $     633,347,300         $            483,231,000
Total liabilities                                  145,708,700                       86,305,000

                                                             Nine months ended
                                                                September
                                                 1999                           1998
                                        --------------------------------------------------------
                                                            (Unaudited)

Net investment loss                        $       (3,345,800)        $              (3,046,300)
Net realized and unrealized
  gain on investments                              66,423,500                        31,616,400
                                        -----------------------     ----------------------------
Net income                                  $      63,077,700         $              28,570,100
                                        =======================     ============================


NOTE C - Other Investments

At December 31, 1998, TBL had a 40% interest (cost-$6,000) in an offshore non-public venture that developed an independent electronic commerce vehicle, HedgeWorld Ltd., to provide certain online services to the hedge fund community. At December 31, 1998, TBL's investment was written down to zero to account for its proportionate share of operating losses. At June 30, 1999, TBL had advances to this entity that aggregated $117,000. At December 31, 1998, TBL also had an investment of $19,000 in Fitx Capital Limited (formerly Tremont Capital Limited), a Bermuda corporation formed to provide various investment services to offshore clients. During the third quarter of 1999, in a series of transactions, TBL transferred its interests in these entities, having an aggregate value of $133,800, to Fitx Group Limited ("Fitx"), an exempt Bermuda Company in consideration of 30% of its outstanding stock. Fitx was formed on June 23, 1999, to deliver e-commerce portal solutions to niche markets thereby enabling the exchange of information services and capital needed between money managers, service providers and customers primarily within the hedge fund industry. In September 1999 TBL invested an additional $209,100 in Fitx. The Company also recognized a gain of $402,100 due to the distribution of 120,500 shares of Fitx Group Limited stock to certain employees and directors of the Company. After recording an estimated loss of $50,000, TBL's investment in Fitx was $292,900 (cost $342,900) at September 30, 1999.

American Masters LDC (formerly called Tremont Broad Market Fund, LDC) ("AMLDC") is a Cayman Island limited duration corporation organized for the purpose of achieving capital growth through hedged investments. At September 30, 1999, TBL's investment in AMLDC was $617,900 (cost - $600,000). TBL had no investment in this entity at December 31, 1998.

NOTE D - Accrued Expenses

Accrued expenses consist of the following:

                                             September 30, 1999         December 31, 1998
                                         ------------------------------------------------------
                                                 (Unaudited)                (Audited)

Professional and consulting fees           $               783,900     $               579,300
Compensation                                               757,500                     300,000
Short-term notes payable                                   236,900                      39,800
Employee benefit plan                                       96,800                     110,000
Printing and graphics                                       29,700                      37,500
Other                                                      110,200                      44,600
                                         ------------------------------------------------------
                                           $             2,015,000     $             1,111,200
                                         ======================================================



NOTE E - Stock Options

During the nine months ended September 30, 1999, certain directors and an executive officer exercised options to purchase an aggregate of 25,000 and 6,250 shares, respectively of the Company's Class B Common Stock at $3.00 per share. A summary of the Company's stock option activity for the nine months ended September 30, 1999 is as follows:

Outstanding-beginning of period:                                     378,207
Granted                                                              344,316
Exercised                                                            (31,250)
Lapsed                                                                (1,250)
                                                           ------------------
Outstanding-end of period                                            690,023
                                                           ==================

Exercisable at end of period                                         514,676
                                                           ==================


Nicola Meaden, Chief Executive Officer of TASS Investment Research Limited ("TASS"), was granted two types of options (the "Group I Options" and the "Group II Options") to purchase 184,309 and 31,055 shares, respectively, of Class B Common Stock. Additionally, Laurence Huntington Taylor II, a principal of TASS, was granted 97,509 Group I Options and 16,443 Group II Options. The Group I Options and Group II Options are exercisable at $6.40 per share and $12.00 per share, respectively. Sixty percent of the Group I Options became exercisable effective March 11, 1999; the balance will become exercisable on March 11, 2000. One-third of the Group II Options vested on March 11, 1999, the balance vest one-third each on March 11, 2000 and 2001. Both the Group I Options and the Group II Options become immediately exercisable upon a change in control of the Company. These options may not be transferred without the prior written consent of the Company. In the event that either employee seeks to sell or transfer any shares of the Company's stock other than to a family member, the Company has the right of first refusal to purchase the shares on the same terms and conditions as the third party offer.

During March 1999, options to purchase 15,000 shares of Class B Common Stock at $12.00 per share were granted to certain other employees of TASS. The options vest and became or will become exercisable on the following schedule: 33.3% on the date of the agreement, 33.3% on the first anniversary of the agreement and 33.4% on the second anniversary of the agreement.


NOTE F - Income Taxes

The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a higher effective tax rate than the statutory income tax rate. The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                    Nine months ended
                                                                      September 30
                                                            1999                          1998
                                                 ------------------------------------------------------------
                                                      Amount         Percent        Amount         Percent
                                                 ------------------------------------------------------------

Statutory federal income tax rate                  $      980,200         34.0    $     603,000       34.0
State taxes, net of federal benefit                       114,300          4.0           82,700        4.7
Permanently reinvested foreign income                    (204,000)        (7.1)         (68,000)      (3.8)
Change in valuation allowance relating
 to losses of foreign subsidiaries                        215,500          7.5           14,800        0.8
Other                                                     (61,700)        (2.1)          23,100        1.3
                                                 ------------------------------------------------------------
                                                    $   1,044,300         36.3    $     655,600       37.0
                                                 ============================================================




                                                                     Three months ended
                                                                         September 30
                                                       1999                                  1998
                                                 ------------------------------------------------------------
                                                      Amount         Percent        Amount         Percent
                                                 ------------------------------------------------------------

Statutory federal income tax rate                  $     347,200        34.0    $    191,400        34.0
State taxes, net of federal benefit                       45,900         4.5          25,200         4.5
Permanently reinvested foreign income                    (68,000)       (6.7)             -          0.0
Change in valuation allowance relating
 to losses of foreign subsidiaries                        84,200         8.2          14,800         2.6
Other                                                    (20,400)       (2.1)         15,000         2.7
                                                 ------------------------------------------------------------
                                                   $     388,900        37.9    $    246,400        43.8
                                                 ============================================================



Deferred income taxes were not provided on certain undistributed foreign earnings of TBL (cumulatively $1,000,000 at September 30, 1999) because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $340,000 would have been provided.

NOTE G - Earnings Per Share

On July 15, 1999, the Board of Directors approved a five-for-four stock split (with no change in par value) of both the Company's Class A Common Stock and Class B Common Stock. The split was payable to stockholders of record on July 30, 1999. All per share and shares outstanding data have been restated to reflect the impact of the split.



The following table sets forth the computation of basic and diluted earnings per share:

                                                Nine months ended               Three months ended
                                                  September 30                    September 30
                                              1999            1998             1999             1998
                                          -----------------------------   -------------------------------
Numerator:
  Net Income- numerator
  for basic and dilutive earnings
  per share (income available
  to shareholders)                          $  1,838,700   $ 1,117,800        $632,200      $ 316,500

Denominator:
  Denominator for basic earnings
  per share - weighted
  average shares                               5,521,330     5,139,856       5,606,080      5,199,968

Effect of dilutive securities:

Stock options                                   322,735        169,259         356,130        248,785
                                          -------------  --------------   --------------   --------------

  Denominator for diluted
  earnings per share - adjusted
  weighted-average shares
  and assumed conversions                     5,844,065      5,309,115       5,962,210      5,448,753
                                          =============  ==============   ==============   ==============

Basic earnings per share                    $      0.33   $       0.22     $      0.11      $    0.06
                                          =============  ==============   ==============   ==============

Diluted earnings per share                  $      0.31   $       0.21     $      0.11      $    0.06
                                          =============  ==============   ==============   ==============


NOTE H - Commitments

TASS entered into an office lease guaranteed by Tremont Advisers, Inc. in September 1999. It expires in June 2005 but TASS may renew the lease for two additional five-year periods. The monthly rent is approximately $14,000.

NOTE I - Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. In a decision dated September 21, 1999, the District Court held that the claim for defamation must be arbitrated under NASD rules. Plaintiff has not commenced arbitration proceedings. By Notice of Motion dated October 18, 1999, the Company moved to dismiss the complaint in its entirety. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

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

For the non-affiliated investment fund sponsors, institutional investors and high net-worth investors, the Company provides the following services: consulting regarding the organization of funds, establishment of investment objectives and guidelines, definition of suitable asset classes, negotiation of fees with asset managers and other professionals, monitoring the investment performance information data services and providing periodic reports.

The following table provides a summary of the types of fees earned with respect to each of the two primary client types discussed above.


                                              Nine months ended               Three months ended
                                                September 30                      September 30
                                            1999            1998              1999          1998
                                       -------------------------------   ----------------------------
                                                (Unaudited)                       (Unaudited)
Revenues

Proprietary investment funds
  Asset-based fees                       $  5,773,000   $ 3,412,800      $     2,108,400   $ 1,394,900
                                       --------------  ---------------   --------------   -------------
Total revenue from proprietary
  investment funds                          5,773,000     3,412,800            2,108,400     1,394,900

Consulting clients
  Asset-based fees                          2,935,000     2,706,300            1,055,700       940,400
  Performance-based fees                      190,800       324,400               60,000         7,800
  Annual retainer and special project fees    911,700       711,300              287,500       278,200
  Administration fees                         274,000       152,500               92,500        33,300
  Information data services                 1,046,800            -               398,700            -
                                       --------------  ---------------   --------------  -------------
                                            5,358,300     3,894,500            1,894,400     1,259,700

Other revenue (1)                             296,400       316,200               49,300        98,000
                                       --------------  ---------------   --------------  -------------

Total revenues                           $ 11,427,700    $7,623,500         $  4,052,100   $ 2,752,600
                                       ==============  ===============   ==============  =============

(1) Other revenue consists of commissions earned through TSI (the Company's wholly-owned introducing broker/dealer).


                                                  Revenues (a)                            Revenues (a)
                                                  Nine months ended                Three months ended
                                                     September 30                     September 30
                                               1999               1998          1999             1998
                                        -------------------------------------------------------------------
                                                        (Unaudited)                     (Unaudited)
United States                                 $  6,946,000       $5,091,200    $ 2,449,800     $  1,850,400
Bermuda                                          3,434,900        2,532,300      1,203,600          902,200
Canada                                                  -                -              -                -
United Kingdom                                   1,046,800               -         398,700               -
                                        -------------------  -----------------------------  ---------------
Total Revenues                                 $11,427,700       $7,623,500    $ 4,052,100     $  2,752,600
                                        ===================  =============================  ===============

(a) Revenues attributed to countries based on the location of the subsidiary performing the services.

Substantially all long-lived assets are located in the United States.


During the periods  presented  in the  consolidated  statements  of income,  two clients accounted for a significant percentage of the Company's consolidated revenues. For the nine and three months ended September 30, 1999 and 1998, American Masters Broad Market Fund, L.P. accounted for approximately 13.6% versus 13.7% and 14.8% versus 14.6%, respectively, of consolidated revenues. In addition, for the nine and three months ended September 30, 1999 and 1998, American Masters Broad Market Prime Fund, L.P. accounted for approximately 17.6% versus 18.0% and 15.4% versus 18.4%, respectively, of consolidated revenues.

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

Consulting fees earned for the nine months ended September 30, 1999 increased by $3,957,600, or 56.7%, from $6,982,900 for the nine months ended September 30, 1998 to $10,940,500 for the nine months ended September 30, 1999. At the Company's principal domestic subsidiary, Tremont Partners, Inc. ("TPI"), consulting fees increased from $4,665,600 for the nine months ended September 30, 1998 to $6,481,300 for the nine months ended September 30, 1999. This increase was primarily due to increases in revenues resulting from increased assets under management in the following related entities: American Masters Broad Market Prime Fund, L.P. ($840,900 increase), American Masters Broad Market Fund, L.P. ($426,700 increase) and the DaimlerChrysler Minority Equity Trust ($269,100 increase). At TBL, consulting fees increased from $2,245,700 for the nine months ended September 30, 1998 to $3,304,100 for the nine months ended September 30, 1999. This increase was primarily due to an increase in revenues as a result of increased assets under management from Kingate Global Fund Class B Shares ($883,500 increase) and within the investment vehicles of other clients. Additionally, $1,046,800 of the increase was from TASS's sale of electronic database information. The placement agent fees received by Tremont Securities, Inc. ("TSI"), the Company's wholly-owned broker-dealer subsidiary, increased from $71,500 for the nine months ended September 30, 1998 to $97,300 for the nine months ended September 30, 1999. The remaining increase in consulting fees was from Tremont Futures, Inc. ($10,900 increase) which was formed in July, 1998.

Consulting fees for the Company for the three months ended September 30, 1999 increased by $1,296,000, or approximately 49.0 %, from $2,646,800 for the three months ended September 30, 1998 to $3,942,800 for the three months ended September 30, 1999. The increase was due to increases in the assets managed, increases in the value of the assets within the respective investment vehicles and a larger client base. TPI's consulting fees increased from $1,733,000 for the three months ended September 30, 1998 to approximately $2,304,400 for the three months ended September 30, 1999. The increase is primarily due to increases in revenues from American Masters Broad Market Prime Fund, L.P. ($233,600 increase), American Masters Broad Market Fund, L.P. ($153,700 increase) and the DaimlerChrysler Minority Equity Trust ($90,400 increase).
TBL's consulting fees increased from $894,500 for the three months ended September 30, 1998 to $1,203,500 for the three months ended September 30, 1999. The increase is attributable to increased revenues from Kingate Global Fund Class B Shares ($235,200 increase), and American Masters LDC (formerly called Tremont Broad Market Fund, LDC) ($98,500 increase), offset by a decrease in revenues from Starvest Funds, Ltd. ($44,900 decrease). Additionally, $398,700 of the increase was from TASS' sale of electronic database information, as well as an increase in placement agent fees received by TSI ($11,700 increase) for the three months ended September 30, 1999. The remaining increase in consulting fees is from Tremont Futures, Inc. ($5,200 increase).

Performance fees for the nine months ended September 30, 1999 decreased by $133,600, or 41.2%, as compared to the nine months ended September 30, 1998 primarily because certain clients' underlying investment vehicles did not obtain and/or outperform certain pre-established benchmarks. For example, a client of TBL's paid an incentive fee of $242,000 in April 1998; such incentive fee did not recur for the year ended December 31, 1998. Performance fees increased by $52,200 from $7,800 for the three months ended September 30, 1998 to $60,000 for the three months ended September 30, 1999, primarily as a result of certain clients' underlying investment vehicles outperforming their pre-established benchmarks.

Commissions received by TSI decreased by $19,800, or 6.3%, and $48,700, or 50.0%, respectively, for the nine and three months ended September 30, 1999 compared to the similar periods in 1998, primarily as a result of the commission flow being more extensive in 1998 than in 1999. In addition, commissions decreased in 1999 as a result of a different mix of money managers executing trades through TSI.

Management expects that during the remainder of 1999 that the Company will continue to develop relationships with additional potential clients and will utilize these relationships to create diversified ways to package and distribute its proprietary products. For instance, the Company has entered into a joint venture agreement with Credit Suisse First Boston to form a series of benchmarks for the hedge fund industry and to start a line of investable indexed products. The joint venture is called Credit Suisse First Boston Tremont Index LLC. The CSFB Tremont Hedge Fund Index, a capital-weighted master index, is anticipated to be launched during the fourth quarter of 1999, followed by a series of capital weighted sub-indicies based on various investment strategies and styles. It is also anticipated that the joint venture will launch investable index products during 2000. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the nine and three months ended September 30, 1999 by $1,792,400, or 64.4%, and $840,000, or 84.8%, respectively as compared to the nine and three months ended September 30, 1998. These increases result from the Company's acquisition of TASS on March 11, 1999, salary increases for certain employees that became effective January 1, 1999, the increased health care costs arising from the increased number of employees from 31 at September 30, 1998 to 51 at September 30, 1999, increased bonus accruals of on average $45,000 per month; and a charge of $402,100 in August 1999 relating to the distribution of 120,500 shares of Fitx Group Limited stock to certain employees and directors of the Company.

General   and    administrative    expenses    consist    primarily   of   rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses for the nine and three months ended September 30, 1999 increased by $850,900, or 44.9%, and $299,700, or 40.5%, respectively as compared to the nine and three months ended September 30, 1998. This increase was primarily due to the acquisition of TASS, increased professional fees associated with the Payroll Express Company bankruptcy investigation and costs related to the Company's continued expansion, including the expansion of its office space in September 1998 and the opening of a Canadian subsidiary and office in July, 1998.

Consulting expenses increased $167,000, or 16.8%, and $42,100, or 12.6%, respectively for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998, primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has a clearing arrangement with Bear Stearns, Inc. whereby 25% of the commissions are shared with Bear Stearns, Inc. Also, TPI and TBL have revenue sharing arrangements with various clients whereby earned management fees are split with third party solicitors.

Amortization of intangibles increased approximately $609,800 and $202,600 for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998, because of the TASS acquisition on March 11, 1999.

Equity earnings from limited partnerships increased $216,000, or 193.5%, and $141,900, or 355.6%, respectively for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998, as a result of increased performance and a greater asset base due to increased investments by the Company. During 1999, the Company invested $500,000 into the Tremont Masters Fund when it was launched on February 1, 1999 by the Company's Canadian subsidiary, Tremont Investment Management, Inc. In addition, the Company invested $417,900 through TPI, into the American Masters Broad Market Prime Fund, L.P.

Equity earnings from other investments increased $563,500, or 279.6%, and $431,400, or 649.7%, for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998. This was primarily as a result of increased performance and a greater asset base due to increased investments by the Company. During 1999, TBL invested $600,000 in American Masters LDC, (formerly called Tremont Broad Market Fund, LDC), a Cayman Island corporation organized for the purpose of achieving capital growth through hedged investments. TBL also invested $209,100 in Fitx Group Limited, a Bermuda Company formed on June 23, 1999. The Company also recognized a gain of $402,100 due to the distribution of 120,500 shares of Fitx Group Limited stock to certain employees and directors of the Company. In addition, the Company owned twenty-five percent of a joint venture operation which suffered a $200,000 loss in 1998. The Company closed this joint venture effective December 31, 1998.

Profitability is dependent on the Company's ability to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS, a London, England based company specializing in the sale of electronic database information. The Company issued 238,096 shares (190,477 shares pre-split) of its Class B Common Stock at $6.00 per share in exchange for the TASS common shares, of which 80,212 shares (64,170 shares pre-split) were received by Nicola Meaden, the founder and chief executive officer of TASS. The transaction was accounted for using the purchase method of accounting.
Accordingly, the excess of cost over the fair market value of net assets acquired (approximately $2.2 million) is being amortized on a straight line basis over a ten year period. The operations of TASS have been included in the consolidated statement of operations from the date of closing. Revenues included for the period from acquisition through September 30, 1999 were $1,046,800 and expenses totaled $1,346,000, resulting in a loss before taxes of $299,200. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, including Ms. Meaden, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights.

Cash provided by operations increased by $1,373,500 from $1,187,000 for the nine months ended September 30, 1998 to $2,560,500 for the nine months ended September 30, 1999. This increase was primarily due to profitable operations, decreases in prepaid expenses and other assets, and increased taxes payable, and partially offset by increases in accounts receivable and decreases in accounts payable, net of liabilities acquired in the TASS acquisition. These positive changes in cash flow, as well as the issuance's of Common Stock ($477,700), were substantially offset by investing activities of $2,168,600, resulting in cash and cash equivalents increasing by $869,600 for the nine months ended September 30, 1999.

On July 15, 1999, the Company's Board of Directors approved a five-for-four stock split (with no change in par value) of both its outstanding Class A Common Stock and its Class B Common Stock, which was paid to stockholders of record on July 30, 1999. All per share and shares outstanding data have been restated to reflect the impact of the split.

On July 1, 1999, the Company exercised options to purchase 80,000 shares of a nonpublic registered investment advisor specializing in 401(k) investment allocation advice over the internet. The options were granted at $1.00 per share, as adjusted for a stock split. At September 30, 1999, the investment was valued at $80,000 by the Company and is included in other investments.

At September 30, 1999, the Company owned 30,000 shares of common stock of a non-public financial services company. The shares were received by the Company as a result of an employee's serving as a board member of such company. At September 30, 1999, the shares of common stock were valued at zero by the Company.

The Company believes it has adequate capital resources and working capital to bring to market those products currently in the developmental stage, and that the revenue stream from them and existing products, will be sufficient to support future growth. The Company has no material short term or long term debt obligations.

TASS entered into an office lease guaranteed by Tremont Advisers, Inc. in September 1999. It expires in June 2005 but the Company may renew the lease for two additional five-year periods. The monthly rent is approximately $14,000.

The Company is being sued by a former employee for alleged breach of contract and defamation. In a decision dated September 21, 1999, the District Court held that the claim for defamation must be arbitrated under NASD rules. Plaintiff has not commenced arbitration proceedings. By Notice of Motion dated October 18, 1999, the Company moved to dismiss the complaint in its entirety. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

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

To date, the Company has completed approximately 90% of the remediation phase for its information technology and expects to complete software reprogramming and replacement no later than December 15, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 90% of its testing and has implemented more than 90% of its remediated systems. Completion of the testing phase for all significant systems is expected to be completed by December 15, 1999.

In the event that the Company does not complete any additional phases of the remediation process, the Company would be able to provide the minimum necessary level of alternative investment research information, which is critical to its consulting services, and it would be able to process the relevant accounting transactions manually.

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

In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. In particular, unexpected volatilities within the investment industry could adversely impact the Company's revenues, as a significant portion of the Company's revenues is based solely upon the net asset value of funds under management. The amount of potential lost revenue cannot be reasonably estimated at this time.

The Company is utilizing both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $550,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $315,000, which is capitalized for the new systems and equipment. Of the total remaining project costs, approximately $100,000 will be attributable to the purchase of new software and hardware, which will also be capitalized. The remaining $135,000 relates to consulting fees which are being expensed as incurred.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all necessary phases of its Year 2000 program, but expects to be completed in the fourth quarter of 1999. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other things, manual workarounds and adjusting staffing strategies.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Payroll Express. In 1991, the Company engaged KPM, Inc. d/b/a/ Payroll Express ("Payroll Express") to perform certain data processing services, including preparing Forms 941 and filing them with the Internal Revenue Service ("IRS") and paying payroll and other taxes on behalf of the Company. The Company terminated its relationship with Payroll Express upon being informed by the Chapter 11 Trustee for Payroll Express that the Company had suffered a potential loss as a result of a fraudulent scheme undertaken by Payroll Express and its principal, David S. Kast. It appears that Payroll Express failed to make certain payments to the IRS on the Company's behalf and falsely and fraudulently misrepresented to the Company the dollar amount of taxes actually paid to the IRS. It also appears that a substantial portion of these funds (approximately $400,000) was wrongfully appropriated by Payroll Express and Kast. This theft created an additional federal tax liability for the Company in the amount of $307,500 for the years 1995 and 1996 which has been paid. These sums do not include interest or penalties since the Company has been informed by the IRS that, based upon its initial review of this matter, interest and penalties may not be assessed.

The Company has been reimbursed by its insurance carrier for a substantial portion of the above federal tax liability. The Company is also cooperating with the authorities in their ongoing criminal investigation of Payroll Express and Kast, and has filed a Proof of Claim in the Payroll Express bankruptcy proceeding.

Vasu. The Company is being sued by a former employee for alleged breach of contract and defamation. In a decision dated September 21, 1999, the District Court held that the claim for defamation must be arbitrated under NASD rules. Plaintiff has not commenced arbitration proceedings. By Notice of Motion dated October 18, 1999, the Company moved to dismiss the complaint in its entirety. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

Item 6.           Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Tremont Advisers, Inc.


Date:  November 12, 1999                    /s/ Stephen T. Clayton
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)