Form 10KSB
period 1999-12-31
TREMONT ADVISERS INC
filed 2000-03-17
CIK 880320

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                       Commission file number: 0-27077
December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

State issuer's revenues for its most recent fiscal year = $16,524,600

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Issuer was approximately $6,473,000 based upon the average bid and ask prices of such stock on March 2, 2000, quoted by the National Quotation Bureau, LLC in the over-the counter market. The aggregate market value of the Class B Common Stock held by nonaffiliates of the Issuer was approximately $10,117,000 based upon the last sales price of such stock on March 2, 2000, as disclosed on the NASDAQ Small Cap Market (TMAV).

The number of outstanding shares of the Issuer's Class A Common Stock, $.01 par value was 1,595,118 as of March 2, 2000 and the number of outstanding shares of the Issuer's Class B Common Stock, $.01 par value was 4,020,349 as of March 2, 2000.

Shares outstanding and per share data have been restated to reflect the impact of a five-for-four stock split distributed on August 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

PART I
    Item 1.  Description of Business...........................................1
    Item 2.  Description of Properties........................................11
    Item 3.  Legal Proceedings 12
    Item 4.  Submission of Matters to a Vote of Security Holders..............12

PART II
    Item 5.  Market For the Registrant's Common Equity
             and Related Stockholder Matters..................................13
    Item 6.  Management's Discussion and Analysis.............................15
    Item 7.  Financial Statements.............................................25
    Item 8.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure..............................56

PART III
    Item 9.   Directors and Executive Officers of the Registrant..............57
    Item 10.  Executive Compensation..........................................59
    Item 11.  Security Ownership of Certain Beneficial Owners and Management..64
    Item 12.  Certain Relationships and Related Transactions..................68
    Item 13.  Exhibits, List and Reports on Form 8-K..........................68

EXHIBIT INDEX ................................................................74

                                     PART I

Item 1. Description of Business

General

     Tremont Advisers, Inc. (the "Company" or "Tremont") is a holding company incorporated in the State of Delaware having three core areas of business: proprietary investment funds, consulting services and investment manager information. The Company's clients are investment funds, investment managers, institutional investors and high-net worth individuals to whom the Company's subsidiaries provide advice concerning the organization and management of their investment portfolios or programs. The Company also provides specialized investment services, sponsors and manages its own proprietary single-manager and multi-manager investment funds, as well as providing consulting services to investment management firms and individual investment advisers. The Company derives a significant portion of its revenues from proprietary asset-based fees and consulting services agreements with single-manager and multi-manager investment funds or their sponsors and advisers.

     The  Company's  principal  domestic  subsidiary,   Tremont  Partners,  Inc.
("TPI"), is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") and serves as general partner of, and provides investment advisory services to, two proprietary investment limited partnerships, American Masters Broad Market Fund, L.P. and American Masters Broad Market Prime Fund, L.P.

     Tremont (Bermuda) Limited ("TBL"), the Company's principal foreign subsidiary, is based in Hamilton, Bermuda and provides investment advisory services to several multi-manager offshore funds. It also acts as the fund sponsor, and, in some cases, administrator, for a select group of offshore funds managed by U.S. based money managers.

     Tremont Securities, Inc. ("TSI") is a registered broker dealer. TSI also assists the Company's other subsidiaries in the purchase and sale of investment funds and other equities and facilitates soft-dollar arrangements.

     Tremont Futures, Inc. ("TFI") is a commodity pool operator and commodity trading adviser registered with the Commodity Futures Trading Commission and the National Futures Association. TFI serves as a general partner to the proprietary investment limited partnership American Masters Market Neutral Fund, L.P. which also receives consulting advice from TPI.

     Tremont Investment Management, Inc. ("TIMI") is an investment adviser and portfolio manager located in Toronto, Canada. TIMI, which is 65% owned by the Company, is registered with the Ontario Securities Commission as an investment counsel and portfolio manager, as well as a limited market dealer under the Securities Act (Ontario). TIMI serves as sponsor to The Tremont Masters Fund, a Canadian-domiciled multi-advisor proprietary hedge fund which also receives consulting advice from TPI.

     TASS Investment Research Limited ("TASS"), located in the United Kingdom, was acquired in March 1999 and is one of the leading information and research companies to the alternative investment industry. TASS provides information on a global and extensive range of alternative investment funds and managers which include (but are not limited to) hedge funds, event-driven funds, distressed securities funds, derivative funds, managed futures funds, commodity funds, arbitrage funds, emerging markets funds and funds of funds, as well as commodity trading advisors.

Subsidiaries' Services and Operations

     The Company's primary business objectives are to develop and sponsor its own proprietary single-manager and multi-manager investment funds and to maintain and expand its services for single-manager and multi-manager investment programs or funds. The Company conducts its business through the activities and operations of its subsidiaries, TPI, TBL, TSI, TFI, TIMI and TASS. Since each subsidiary markets its services to a distinct and separate group of clients, although some clients may utilize the services of more than one of the Company's subsidiaries. At present, the Company's principal revenues are derived from TPI and TBL which have been actively engaged in seeking new clients. The Company will continue to develop its own proprietary investment funds, the American Masters Series, as well as develop its own distribution for select global and institutional markets.

     The significant operations during fiscal 1999 of each of the Company's subsidiaries are summarized below.

     1. TPI TPI was formed as a consulting firm assisting pension and profit sharing plans in the design and structure of specialized investment programs. TPI specializes in non-traditional approaches to management and its client base includes financial intermediaries, individuals, pension, retirement and profit sharing plans. TPI also provides management services to the limited partnerships for which it acts as general partner and consulting services to several multi-manager investment funds, as well as to institutional and high net worth investors. During the years ended December 31, 1999 and 1998, approximately 55% and 61%, respectively, of the Company's consolidated revenues have been derived from TPI's operations. The principal services rendered by TPI are set forth below.

     A. Proprietary Investment Funds. TPI is currently the general partner of two domestic limited partnerships to which it also provides investment advisory and management services for asset-based fees. Revenues from these proprietary investment funds accounted for approximately 30% and 31% of the Company's consolidated revenues for the years ended December 31, 1999 and 1998, respectively. TPI's proprietary investment funds are as follows:

          American Masters Broad Market Fund, L.P. ("AMBMF") is a Delaware limited partnership formed to achieve capital growth through hedged investments. TPI is the general partner and receives a monthly management fee based upon AMBMF's net asset value as of the end of each month. At December 31, 1999, AMBMF's approximate net asset value was $289.2 million.

          American Masters Broad Market Prime Fund, L.P. ("AMBMPF") is a Delaware limited partnership formed to achieve capital growth through a leveraged investment strategy. TPI is the general partner and receives a monthly management fee based upon AMBMPF's net asset value as of the end of each month. TPI is also reimbursed for certain allocable expenses. At December 31, 1999, AMBMPF's approximate net asset value was $223.7 million.

     B. Non-Proprietary Investment Funds. TPI's consulting services to its non-proprietary investment funds or their sponsors accounted for approximately 19% and 24% of the Company's consolidated revenues for the years ended December 31, 1999 and 1998, respectively. TPI has been instrumental in organizing and structuring its current major single-manager and multi-manager investment fund clients. TPI assists the sponsor in the organization of these funds by: (i) establishing investment objectives and guidelines consistent with the client's purposes and market; (ii) defining suitable asset classes for investment; (iii) negotiating fees and other arrangements with investment advisers and other professionals rendering services to the funds; and (iv) providing advice regarding fund structure and administration.

     Upon organization of a fund, TPI: (i) monitors its investment performance, including the performance of its investment advisers; (ii) recommends the retention or replacement of such investment advisers; (iii) furnishes specialized reports requested by the sponsor or managers of the fund; and (iv) provides other administrative services as required. In several instances, TPI is also the investment adviser to a fund and, in that capacity, advises the fund as to the investment of its portfolio assets.

     TPI also renders advisory services to investment partnerships, bank trust funds and insurance companies in the selection of their investments in other investment partnerships, funds, and/or separate accounts. In addition to receiving management fees, TPI may receive consulting fees based on the value of assets of funds under management by its investment fund clients. From time to time, TPI receives a performance fee at the end of a fund's first fiscal year and yearly thereafter in addition to the fees received based on assets under management.

     C. Institutional and High Net-Worth Investors. TPI renders consulting services and investment advice to corporate pension and profit-sharing plans, state and local retirement systems, and high net worth individuals. Such services may include: (i) designing and implementing investment programs, including the establishment of objectives and guidelines; (ii) identifying and selecting appropriate investment advisers for such programs; (iii) monitoring the performance of such programs; and/or (iv) administering the reporting involved in such programs. TPI generally receives annual retainer fees or asset-based fees for these services.

     D. Investment Adviser Research Program. TPI maintains a continuing research program evaluating and reviewing both domestic and foreign investment advisers and advisory firms. TPI's employees meet with and interview over 250 advisory individuals and firms each year. Interviews are conducted with each adviser or the senior investment personnel of an advisory firm in order to evaluate such factors as investment approach, style, personnel turnover, delegation of investment decision making responsibilities, and the number and type of accounts under management. As a result of this research, and with the acquisition of TASS, the Company has developed a proprietary computerized database of more than 2,500 investment advisers and investment advisory firms, including, but not limited to, domestic equity, international equity and fixed income advisers, mutual funds, private limited partnerships, and offshore funds. This database allows the Company to monitor and evaluate investment management performance and to simulate the match of a fund's objectives with the investment characteristics of different or combined investment advisers. In addition, TPI utilizes this database to advise clients in the selection of appropriate investment advisers and investment programs.

     2. TBL TBL is as an exempted company organized under the laws of Bermuda to provide investment management services to offshore investors. TBL currently provides investment consulting and advisory services to several multi-manager offshore funds and acts as the fund sponsor and, in some cases, administrator, for a select group of offshore funds managed by U.S. based money managers. For the years ended December 31, 1999 and 1998, TBL accounted for approximately 32% and 33%, respectively, of the Company's consolidated revenues. Given the growth during recent years in the amount of money invested in offshore funds, management believes that TBL will continue to be a significant contributor to the Company's revenues in the future. The services rendered by TBL are set forth below.

     A. Proprietary Investment Funds. TBL is the sponsor or co-sponsor of several offshore mutual-funds. TBL provides investment advisory and management services to these funds and receives asset based fees for its services. Revenues from these proprietary products accounted for approximately 19% and 15% of the Company's consolidated revenues for each of the years ended December 31, 1999 and 1998, respectively. TBL's significant proprietary products are as follows:

     Kingate Global Fund, Ltd.-Class B Shares ("Kingate") is a British Virgin Islands hedge fund marketed to high net worth individuals who accept a high degree of risk in their investment. TBL receives compensation at the end of each month from Kingate's Class B Shares based on a percentage of the net asset value of the shares owned by investors introduced to Kingate by TBL. As of December 31, 1999, Kingate's approximate net asset value was $1.0 billion of which $173.2 million was attributable to investors introduced by TBL.

     American Masters Fund "Hilspen Series" Limited ("AMF-Hilspen") is an open-end investment company which was organized in January 1999 as an exempted company under the laws of the Cayman Islands. AMF-Hilspen seeks to significantly outperform traditional equity indices by attempting to identify the best and worst performing styles among Big Cap Value, Big Cap Growth, Small Cap Value and Small Cap Growth companies. As AMF-Hilspen's investment manager, TBL receives monthly compensation based upon AMF-Hilspen's net assets. At December 31, 1999, AMF-Hilspen's approximate net asset value was $55.8 million.

     American Masters Fund "AG Absolute Return Series" Limited ("AMF-AG") is an open-end investment company organized on September 1, 1999 as an exempted company under the laws of the Cayman Islands. AMF-AG invests predominantly in convertible securities hedging activities in both the U.S. and non-U.S. markets, using a variety of convertible securities, including convertible bonds, convertible preferred stocks and warrants. As AMF-AG's investment manager, TBL received monthly compensation based upon AMF-AG's net assets. At December 31, 1999, AMF-AG's approximate net asset value was $12.7 million of which $61,300 relates to TBL.

     Tremont Broad Market, LDC ("TBLDC") is an open-ended investment company registered in the Cayman Islands as an exempted limited duration company. The Fund seeks long-term capital growth. TBL, as investment advisor and administrator, receives compensation on a monthly basis. As of December 31, 1999, TBLDC's approximate net asset value was $67 million.

     B. Insurance Products.

     Tremont International Insurance, Ltd. ("TIIL") is a Cayman Island insurance company which offers a variety of insurance products, including variable life insurance policies and deferred variable annuities, to customers who are not residents of the Cayman Islands. TIIL is owned 24.5% by TBL and 75.5% by Mutual Risk Management, Ltd. ("MRM"), an international risk management company.

     Tremont MRM Services Limited ("TMRM") was formed under Bermuda law by TBL, MRM and The Anglo Dutch Insurance Company Limited, a Cayman Island life insurance company ("Anglo-Dutch"), to provide product development, marketing and administrative services to TIIL. TMRM is owned 38.8% by TBL, 20% by MRM, 40.7% by Anglo-Dutch and 0.5% by others.

     3. TSI. TSI is a broker-dealer registered under the Securities Exchange Act of 1934, as amended. It acts as an introducing broker for security transactions initiated by nonaffiliated companies and facilitates soft-dollar arrangements. TSI sells private investment partnerships, variable annuity and variable life products. TSI accounted for approximately 4% and 6%, respectively, of consolidated revenues for the years ended December 31, 1999 and 1998.

     4. TFI TFI is a commodity pool operator and commodity trading advisor registered with the Commodity Futures Trading Commission and the National Futures Association. It currently serves as the general partner of one proprietary investment partnership.

     A. Proprietary Investment Funds.

     American Masters Market Neutral Fund, L.P. ("AMMN") was the first domestic limited partnership in the Company's proprietary "American Masters" series. AMMN was formed by TFI to achieve long term capital appreciation irrespective of stock market volatility. TFI receives a monthly management fee based upon AMMN's net asset value as of the end of each month. At December 31, 1999, AMMN's approximate net asset value was $9.2 million.

     5. TIMI TIMI, a 65% owned subsidiary of the Company, was formed in Canada in July, 1998 and is registered with the Ontario Securities Commission as an investment counsel and portfolio manager, as well as a limited market dealer under the Securities Act (Ontario). It has sponsored one proprietary investment fund.

     A. Proprietary Investment Funds.

     The Tremont Masters Fund is a proprietary Canadian fund launched by TIMI in February, 1999 with $500,000. At December 31, 1999, The Tremont Masters Fund's approximate net asset value was $556,300, all of which relates to TIMI.

     6. TASS TASS was acquired by the Company during March 1999. It specializes in the sale of electronic databases and serves a large institutional client base whose subscribers include investment banks, foundations, endowments, government agencies and high net worth individuals, among others. TASS accounted for approximately 9% of the Company's consolidated revenues for the year ended December 31, 1999.

Clients

     The Company's principal clients continue to be investment funds formed by or with the assistance of TPI or TBL, or the sponsors and managers of such investment funds. Investment funds include limited partnerships, bank trust funds and offshore mutual funds. TPI and TBL consulting agreements with non-proprietary investment fund clients accounted for approximately 23% and 29% of the Company's consolidated revenues for each of the years ended December 31, 1999 and 1998.

     The significant non-proprietary client relationships of the Company, by subsidiary, are described below.

     1. TPI

     The DaimlerChrysler Minority Equity Trust (the "Trust") is a multi-manager program using minority owned and operated investment management firms. TPI advises the Trust on the selection and monitoring of managers, as well as on the allocation of funds among them. TPI's compensation is based upon a percentage of the Trust's net asset value at the end of each month. As of December 31, 1999, the Trust had a net asset value of approximately $609.8 million.

     Meridian Horizon Fund, L.P. ("Meridian") is a multi-manager Delaware limited partnership employing diversified investment strategies utilizing a multi-manager approach. TPI is a consultant to and administrator of Meridian. TPI's compensation is based upon a percentage of Meridian's assets at the end of each month. In addition, TPI receives a fixed consulting fee. At December 31, 1999, Meridian had a net asset value of approximately $356.8 million, of which $501,500 relates to TPI.

     Security Equity Life Insurance Company is a New York based company offering a Group Flexible Premium Variable Life Insurance contract with separate accounts for different investments. TPI acts as the investment manager of one of these separate accounts using a multi-manager approach. The primary investment objective of this account is to achieve above-average, long-term capital growth. At December 31, 1999, the account had a net asset value of approximately $64.8 million. TPI receives compensation from the account based upon a percentage of the account's net assets.

     2. TBL

     Credit   Suisse   Financial   Products   Master  Fund  (the  "Fund")  is  a
multi-manager limited partnership advised by a diverse group of investment managers. The Fund is a principal guaranteed fund of funds, designed for high-net worth individuals with low risk tolerance. Its portfolio funds have been selected to counter balance each other in periods of market strengths and weaknesses. TBL serves as a consultant to the Fund's general partner and assists in the monitoring and selection of investment vehicles. TBL receives a fee based upon a percentage of the Fund's assets at the end of each month. As of December 31, 1999, the Fund's approximate net asset value was $469 million.

     Bomaral Fund ("Bomaral") is a Netherland Antilles-based fund formed on June 29, 1999. Bomaral seeks to achieve long term capital appreciation and to consistently generate positive returns irrespective of stock market volatility or direction while focusing on preservation of capital. TBL serves as consultant to Bomaral, assisting in the monitoring and selection of investment managers and investment vehicles. TBL receives a fee based upon a percentage of Bomaral's assets at the end of each month. As of December 31, 1999, Bomaral's approximate net asset value was $53.4 million.

     The percentage of revenues that any client pays to the Company can fluctuate substantially over time due to the nature of the capital markets and the nature of the fee arrangements with the client.

     The Company, through its subsidiaries, enters into written agreements with its clients. Under these agreements, fees are typically based upon a percentage of assets under management or a percentage based on the performance of the fund. The fees are payable periodically, usually monthly or quarterly. In certain instances, the subsidiary receives an initial fixed fee from multi-manager investment funds for its services in organizing the fund. Other arrangements are based on annual retainer fees payable periodically during the term of the consulting agreement or as a single fee for individual consulting projects. Several contracts require the payment of asset-based fees for so long as investors placed by the subsidiary remain investors, which period may be well beyond the termination of a particular contract.

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

     Although the Company expects that its multi-manager investment fund agreements will continue for the duration of such funds, there can be no assurance that an arrangement will not be earlier terminated by the client. During 1999, TPI agreed to terminate its relationship with two clients due to what management believes were internal reasons of their sponsor. During 1998, TBL terminated its relationship with two clients whose businesses had ceased operations. These terminations have not resulted in a significant loss of revenues. However, the Company will continue to endeavor to expand its client base and further diversify its consulting business in an effort to reduce the adverse impact of termination with respect to any one or more of its clients.

Selection of Investment Advisers

     As part of its services rendered, and in its capacity as investment consultant to various clients, the Company monitors and evaluates the performance of investment managers for clients based on matching the objectives of the client with the investment characteristics of the investment manager. The Company then recommends the selection, continuation or termination of an investment manager; although the final decision is made by the client. In certain instances, clients have requested that affiliates of the Company act as investment manager. GAMCO, an affiliate of Mario J. Gabelli, one of the Company's principal shareholders, was selected to be one of the investment managers, along with others, to one of the Company's consulting clients upon the Company's recommendation after an evaluation of all relevant factors.

     In the future, the Company may enter into transactions with its directors, officers, holders of 5% of its Common Stock or affiliates of Mr. Gabelli, but will do so only if the terms of such transactions are no less favorable to the Company than could be obtained by the Company from unaffiliated third parties.

Recent Business Developments

     TASS Acquisition

     On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS, an English company specializing in the sale of electronic databases. Tremont issued 238,096 (190,477 pre-split) shares, of its Class B Common Stock in exchange for the TASS common shares, of which 80,212 (64,170 pre-split) shares were received by Ms. Meaden, Chief Executive of TASS. TASS thus became another of the Company's subsidiaries, although its preferred stock is not owned by the Company. TASS serves a large institutional client base whose subscribers include money center banks, investment banks, private banks, central banks, foundations, endowments, insurance companies, prime brokers, family offices, academics, government agencies and high-net worth individuals. At the time of the acquisition, two employment agreements were entered into with key TASS employees, including Ms. Meaden. They were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights. See "Employment Contracts, Terminations of Employment and Change in Control Arrangement."

     Ms. Meaden was granted two types of options (the "Group I Options" and the "Group II Options") to purchase 184,308 (147,447 pre-split) and 31,058 (24,847 pre-split) shares, respectively, of Class B Common Stock. Laurence Huntington Taylor II, a principal of TASS, was granted 97,508 (78,007 pre-split) Group I Options and 16,442 (13,154 pre-split) Group II Options. The Group I Options and Group II Options are exercisable at $6.40 per share and $12.00 per share, respectively. Sixty percent of the Group I Options became exercisable effective March 11, 1999, the balance become exercisable at any time on or after March 11, 2000. One-third of the Group II Options vested on March 11, 1999, the balance vest one-third each on or after March 11, 2000 and 2001. Both the Group I Options and the Group II Options become immediately exercisable upon a change in control of the Company and may not be transferred without the prior written consent of the Company. In the event that either employee seeks to sell or transfer any shares of the Company's stock other than to a family affiliate, the Company has the right of first refusal to purchase the shares on the same terms and conditions as the third party offer.

     On March 15, 1999, options to purchase 15,000 (12,000 pre-split) shares of Class B Common Stock at $12.00 per share were granted to certain additional employees of TASS. These options vest and become exercisable one-third on the date of the agreement, one-third on the first anniversary of the agreement and one-third on the second anniversary of the agreement.

     Joint Venture Investments

          Hedge World/FITX

     At December 31, 1998, TBL had approximately a 40% interest in HedgeWorld, Limited ("Hedge World"), an offshore entity that developed an independent electronic commerce vehicle to provide certain online services to the hedge fund community. At December 31, 1998, TBL also had an investment of approximately $16,800 in FITX Capital Limited, an offshore entity sponsoring public and private issues and providing other financial services.

     In a series of transactions that took place during 1999, TBL transferred its interests in both Hedge World and FITX Capital Limited to FITX Group Limited ("FITX"), an exempt Bermuda company, in consideration of approximately 30% of the FITX outstanding stock. The

Company also invested an additional $212,500 in FITX's Series B Preferred Stock, as did certain of the Company's Directors. FITX was formed on June 23, 1999 to deliver e-commerce portal solutions to niche markets, primarily within the hedge fund industry. FITX expects that this technology will enable the exchange of information services and capital between money managers, service providers and customers.

     On December 15, 1999, the Company and certain of its subsidiaries entered into a license agreement with FITX pursuant to which FITX was granted a license to use the Company's proprietary database, TASS+, in exchange for 87,260 shares of FITX Series B Preferred Stock valued at $11.46 per share ($1,000,000). FITX will also pay annual royalties on net revenues earned in connection with the TASS+ database.

     CSFB Tremont Hedge Fund Index

     The Company has formed a joint venture with Credit Suisse First Boston, called Credit Suisse First Boston Tremont Index LLC, to form a series of benchmarks for the hedge fund industry and to start a line of indexed products. The Company owns 25% of the venture and its share of operating profits, if any, will range from 33% to 25%. The venture launched CSFB Tremont Hedge Fund Index, a capital-weighted master index, in the fourth quarter of 1999 and it is anticipated that it will be followed by a series of capital weighted sub-indices based on various investment strategies and styles. It is also anticipated that the venture will launch index products during 2000.

Competition

     The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital, resources and services. There has recently been increasing competition from commercial banks and insurance companies. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel, as well as the relative price of services and products offered. The Company believes that there are several important factors which affect the success of the Company among investment consulting firms. These factors include the abilities and reputations of the consulting and professional personnel, their ability to develop new investment management products and technologies for clients, and their ability to market existing services.

     The Company is committed to maintaining the firm's competitive position through the continued involvement of its professional management in all aspects of business development.

Regulation

     The Company is subject to or restricted by various federal and state governmental laws or regulations relating to the investment consulting services rendered to its clients. To the extent that the Company renders such services, it is subject to compliance with the Advisers Act and state law, including limitations on the amount of fees charged by it and the transactions to be effected by it. Even though management believes the Company is in compliance with applicable regulations, changes in the regulations may affect the expense of operation and require adjustments in the Company's business procedures to ensure compliance. TPI is registered as an investment adviser with the Securities and Exchange Commission (the "Commission") under the Advisers Act. However, registration does not imply in any manner that TPI has been approved by the Commission or any state or foreign regulatory authority, nor imply that TPI's qualifications have been passed upon by the Commission or any state regulatory authority.

     The Company may be deemed, in certain instances, to be a "fiduciary" for its clients and their funds under ERISA and U.S. Department of Labor regulations. In such event, the Company could be subject to certain sanctions and fines for its noncompliance with a particular law and its regulations.

     The Company obtains a significant amount of its revenues from sponsors and managers of single-manager and multi-manager investment funds. These sponsors and managers are subject to regulation under the Investment Company Act and the Advisers Act respecting the amount of the fees that they may charge to their funds. Since the Company is generally paid out of the fees received by such sponsors or managers, any regulatory limits on such fees has a direct impact on the fees to be received by the Company. In addition, the aforementioned acts generally require that the agreements between the sponsors or managers and their funds be terminable by the funds on 30 to 60 days' notice. Accordingly, the Company's agreements with these sponsors and managers are also subject to such termination provisions.

Employees

     At December 31, 1999, the Company had 57 full-time employees and two part-time employees.

Stock Split

     On June 15, 1999, the Board of Directors approved a five-for-four stock split (with no change in par value) on both the Company's Class A Common Stock and Class B Common Stock which was distributed to stockholders on August 16, 1999. All per share and shares outstanding data have been restated to reflect the impact of the split.

Item 2. Description of Properties

     The Company owns no real property but leases 10,910 square feet for executive offices in Rye, New York. The lease expires August 2002 and requires monthly payments of approximately $22,700.

     TBL's lease for a 3,250 square foot office in Hamilton, Bermuda expires February 2003 and requires monthly payments of approximately $7,100.

     In September 1999, TASS entered into an office lease in the United Kingdom guaranteed by the Company. This lease expires in June 2005 but is renewable for two additional five year periods. The monthly rent is approximately $14,000.

Item 3.  Legal Proceedings

     Payroll Express. In 1991, the Company engaged KPM, Inc. d/b/a/ Payroll Express ("Payroll Express") to perform certain data processing services, including preparing Forms 941 and filing them with the Internal Revenue Service ("IRS") and paying payroll and other taxes on behalf of the Company. The Company terminated its relationship with Payroll Express upon being informed by the Chapter 11 Trustee for Payroll Express that the Company had suffered a potential loss as a result of a fraudulent scheme undertaken by Payroll Express and its principal, David S. Kast. It appears that Payroll Express failed to make certain payments to the IRS on the Company's behalf and falsely and fraudulently misrepresented to the Company the dollar amount of taxes actually paid to the IRS. It also appears that a substantial portion of these funds (approximately $400,000) was wrongfully appropriated by Payroll Express and Kast. This theft created an additional federal tax liability for the Company in the amount of $307,500 for the years 1995 and 1996 which has been paid. These sums do not include interest or penalties since the Company has been informed by the IRS that, based upon its initial review of this matter, interest and penalties may not be assessed. The Company has been reimbursed by its insurance carrier for a substantial portion of this tax liability. The Company is also cooperating with the authorities in their ongoing criminal investigation of Payroll Express and Kast, and has filed a Proof of Claim in the Payroll Express bankruptcy proceeding.

     Vasu. The Company has been sued by a former employee for alleged breach of contract and defamation. In a decision dated September 21, 1999, the Connecticut District Court held that the claim for defamation must be arbitrated under NASD rules. Plaintiff has not commenced arbitration proceedings. By Notice of Motion dated October 18, 1999, the Company moved to dismiss the complaint in its entirety. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the holders of either the Class A Common Stock or Class B Common Stock in the fourth quarter of 1999.

                                     PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     The Company's Class A Common Stock ("TMAVA") and Class B Common Stock ("TMAVB") are closely held and thinly traded. At December 31, 1999, the Class A Common Stock and Class B Common Stock were quoted on the OTC Bulletin Board. Effective February 2, 2000, the Company's Class B Common Stock has traded on the NASDAQ SmallCap Market under the symbol TMAV.

     The quotations are dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The following table sets forth the range of high and low bid prices of the Class A Common Stock and Class B Common Stock, respectively, from January 1, 1998 through February 2, 2000 and for the Class B Common from February 2, 2000 through March 2, 2000 the high and low sales price information as listed on the NASDAQ SmallCap Market.

     The quotations have been restated to reflect the impact of a five-for-four stock split paid on August 16, 1999 to shareholders of record on July 30, 1999.


                       Price Range of Class A Common Stock

                                                           Bid Prices*
                                                           -----------
                                                     High               Low
1998
January 1, 1998 - March 31, 1998                    $ 5.00            $ 3.70
April 1, 1998 - June 30, 1998                         6.60              3.30
July 1, 1998 - September 30, 1998                     6.40              3.80
October 1, 1998 - December 31, 1998                   6.20              1.60

1999
January 1, 1999 - March 31, 1999                    $ 8.00            $ 4.80
April 1, 1999 - June 30, 1999                         8.60              6.40
July 1, 1999 - September 30, 1999                    10.50              7.75
October 1, 1999 - December 31, 1999                  11.00              9.00

2000
January 1, 2000 - March 2, 2000                     $10.50            $10.50


----------------------------------
*Bid prices prior to August 16, 1999 have been adjusted to reflect the impact of the five-for-four stock split distributed on that date.

                       Price Range of Class B Common Stock

                                                           Bid Prices
                                                           ----------
                                                     High               Low
1998
January 1, 1998 - March 31, 1998                    $ 3.80            $ 3.60
April 1, 1998 - June 30, 1998                         7.40              1.70
July 1, 1998 - September 30, 1998                     6.40              3.20
October 1, 1998 - December 31, 1998                   6.50              3.20

1999
January 1, 1999 - March 31, 1999                    $ 8.40            $ 5.00
April 1, 1999 - June 30, 1999                         8.80              6.40
July 1, 1999 - September 30, 1999                    11.00              8.00
October 1, 1999 - December 31, 1999                  11.75              6.00

2000
January 1, 2000 - February 1, 2000                  $10.00            $ 9.50
February 2, 2000 - March 2, 2000 (1)                $11.00            $ 8.00

----------
(1) On February 2, 2000, the Class B Common Stock began trading under the symbol TMAV on The NASDAQ Small Cap Market.

Holders

     As of March 2, 2000 there were approximately 288 holders of record of the Company's Class A Common Stock and approximately 302 holders of record of the Company's Class B Common Stock.

Dividends

     Since its organization, the Company has not paid any cash dividends on its Class A Common Stock or its Class B Common Stock nor does it plan to do so in the foreseeable future.

Stock Split

     On July 15, 1999, the Board of Directors approved a five-for-four stock split (with no change in par value) of both the Company's Class A Common Stock and Class B Common Stock. The split was payable to stockholders of record on July 30, 1999. All per share and share outstanding data have been restated to reflect the impact of this stock split.

Item 6. Management's Discussion and Analysis

Financial Condition

     The Company believes its relationships with its present clients are stable. The agreements with the Company's single-manager and multi-manager investment funds generally are terminable upon 30 to 60 days' notice or on the expiration of a stated term of up to two years, subject to earlier termination in certain circumstances. At December 31, 1999, the Company expected that its arrangements with its larger single-manager and multi-manager investment fund clients will continue for the duration of such funds and the Company has not received any notice that any of such clients intends to terminate its arrangement after December 31, 1999. There can be no assurance that any such arrangement will not be earlier terminated by the client. The Company is not currently aware of any event or events which would cause its clients to terminate their arrangements with the Company. Several contracts entered into by TBL require the payment of asset-based fees to TBL so long as the investors placed by TBL remain investors in those funds, which may be well beyond the termination of a particular contract.

     The Company believes that its product development efforts in fiscal 1999, as well as client relationships formed abroad, have placed the Company in a good position for 2000 and thereafter. Management expects to concentrate on developing new proprietary products and taking full advantage of its growing relationships world-wide to increase its revenues and to develop independent product distribution channels. Profitability is dependent on the Company's ability to maintain existing consulting relationships.

Result of Operations

     The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset-based fees for investments placed by TBL in certain offshore mutual funds. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. Since the purchase of TASS in March 1999, the Company also has had revenues from the sale of electronic database information. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and to take advantage of its growing world-wide relationships to expand its operations.

Fiscal year ended December 31, 1999 compared to Fiscal year ended December 31, 1998.

     Consulting fees earned for the year ended December 31, 1999 increased by $3,981,800, or 40.6%, from $9,798,000 for the year ended December 31, 1998 to
$13,779,800 for the year ended December 31, 1999. At the Company's principal domestic subsidiary, TPI, consulting fees increased from $6,469,300 for the year ended December 31, 1998 to $8,943,400 for the year ended December 31, 1999. This increase was primarily due to increases in revenues resulting from increased assets under management in the Company's proprietary products, the American Masters Broad Market Prime Fund, L.P. ($1,094,600 increase), and the American Masters Broad Market Fund, L.P. ($638,300 increase). In addition, 1999 consulting fees increased due to increases in fees from non-proprietary investment funds such as the DaimlerChrysler Minority Equity Trust ($293,100 increase) and the Meridian Horizon Fund, L.P. ($122,200 increase). During the years ended December 31, 1999 and 1998, certain domestic proprietary investment funds accounted for a significant percentage of the Company's consolidated revenues; the American Masters Broad Market Fund, L.P. accounted for approximately 13.3% and 14.7%, respectively, and the American Masters Broad Market Prime Fund, L.P. accounted for approximately 16.9% and 15.8%, respectively, of consolidated revenues.

     At the Company's foreign subsidiary, TBL, consulting fees increased by $1,462,100, or 45.4%, from $3,223,100 for the year ended December 31, 1998 to
$4,685,200 for the year ended December 31, 1999. This increase was primarily due to an increase in revenues as a result of increased assets under management from the Company's proprietary products, Kingate Global Fund Class B Shares ($1,067,300 increase) and Tremont Broad Market LDC ($337,000), as well as increases in assets within the investment vehicles of other clients.

     Additionally, the increase in consulting fees was from the placement agent fees received by TSI, the Company's wholly-owned broker-dealer subsidiary ($26,100 increase), and from TFI ($19,500 increase) which was formed in July, 1998.

     Performance fees for the year ended December 31, 1999 increased by $419,300 or 96.5%, from $434,600 for the year ended December 31, 1998 as compared to $853,900 for the year ended December 31, 1999. This increase is primarily due to the favorable changes in the market conditions during 1999, as a result of which more clients outperformed their pre-established benchmarks. The significant performance fees earned by TBL in 1999 were from Galleon International Ltd. ($293,500), Jemmco International Fund, Ltd. ($54,800), Levco Alternative Fund, Ltd. ($87,100) and Starvest Fund, Ltd. ($45,900). The sole performance fee earned by TPI in 1999 was $102,000 from the Dillon Flaherty Market Neutral Fund, L.P. Performance fees of $209,400 were also earned on assets placed by TSI in certain non-related domestic limited partnerships. The performance fees earned for the year ended December 31, 1999 are subject to adjustment pending completion of final audits of the respective funds. Management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

     Data sales of $1,542,000 were primarily by TASS, which was acquired by the Company during March 1999. Its operations have been included in the statements of income from the date of acquisition.

     Commissions received by TSI decreased by $74,600, or 17.6%, from $423,500 for the year ended December 31, 1998 to $348,900 for the year ended December 31, 1999, primarily as a result of the commission flow being more extensive in 1998 than in 1999. In addition, commissions decreased in 1999 as a result of a different mix of money managers executing trades through TSI.

     Operating profits at TBL were $2,698,000 and $874,700 for the years ended December 31, 1999 and 1998, respectively. The increase in operating profits of $1,823,300 was primarily due to increased revenues from assets raised in proprietary products such as the Class B Shares of Kingate Global Fund, Ltd. and Tremont Broad Market, LDC. In addition, equity earnings of joint ventures increased as a result of more capital invested (i.e. $600,000 was invested in Tremont Broad Market LDC in 1999) and favorable market conditions.

     Management expects that during 2000 the Company will continue to develop its proprietary investment funds under the brand name American Masters, as well as develop relationships with additional potential clients. The Company will utilize these relationships to create diversified ways to package and distribute its proprietary products. For instance, the Company has entered into a joint venture agreement with Credit Suisse First Boston to form a series of benchmarks for the hedge fund industry and to start a line of investable indexed products. The joint venture of which the Company owns 25%, is called Credit Suisse First Boston Tremont Index LLC. Under the joint venture agreement the Company's share of operating profits, if any, will range from 33% to 25%. The CSFB Tremont Hedge Fund Index, a capital-weighted master index, was launched during the fourth quarter of 1999, and it is anticipated that it will be followed by a series of capital weighted sub-indices based on various investment strategies and styles. It is also anticipated that the joint venture will launch investable index products during 2000.

     Compensation expense increased for the year ended December 31, 1999 by $2,557,000, or 61.6%, from $4,148,100 for the year ended December 31, 1998 to
$6,705,100 for the year ended December 31, 1999. These increases result from the Company's acquisition of TASS on March 11, 1999, salary increases for certain employees that became effective January 1, 1999, the increased health care costs arising from the increased number of employees from 31 at December 31, 1998 to 57 at December 31, 1999, increased bonus accruals and a charge of $402,100 in August 1999 relating to the distribution of 120,750 shares of FITX Group Limited ("FITX") stock to certain employees and directors of the Company. As part of compensation expense, $1,840,500 and $1,150,000 for the years ended December 31, 1999 and 1998, respectively, were attributable to employee bonuses.

     General   and   administrative   expenses   consist   primarily   of  rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses for the year ended December 31, 1999 increased by $1,488,400, or 55.4%, as compared to the year ended December 31, 1998. This increase was primarily due to the acquisition of TASS, increased professional fees associated with the Payroll Express Company bankruptcy investigation and costs related to the Company's continued expansion, including the expansion of its office space in September 1998 and the opening of a Canadian subsidiary and office in July 1998.

     Consulting expenses increased by $380,600, or 28.0%, from $1,361,100 for the year ended December 31, 1998 as compared to $1,741,700 for the year ended December 31, 1999, primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TSI has a clearing arrangement with Bear Stearns, Inc. whereby 25% of the commissions are shared with Bear Stearns, Inc. Also, TPI, TSI and TBL have revenue sharing arrangements with various clients whereby earned management fees or placement fees are split with third party solicitors.

     The increase in depreciation is a result of fixed asset purchases during the year ended December 31, 1999. These purchases totaled $522,600 and consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for the Company. At December 31, 1999, the Company had commitments for additional capital expenditures of approximately $224,000.

     Amortization of intangibles increased $748,800 for the year ended December 31, 1999 as compared to the year ended December 31, 1998, because of the TASS acquisition in March 1999.

     Equity earnings from limited partnerships increased $320,400, or 175.7%, from $182,400 for the year ended December 31, 1998 as compared to $502,800 for the year ended December 31, 1999, as a result of increased performance and a greater asset base due to increased investments by the Company. During 1999, the Company, through its Canadian subsidiary, invested $500,000 into the Tremont Masters Fund when it was launched on February 1, 1999. In addition, the Company invested $417,900, through TPI, into the American Masters Broad Market Prime Fund, L.P. (See Investments in Limited Partnerships.)

     Equity earnings from other investments increased $494,500, from a loss of $222,100 for the year ended December 31, 1998 to income of $272,400 for the year ended December 31, 1999. This was primarily as a result of increased performance and a greater asset base due to increased investments by the Company. During 1999, TBL invested $600,000 in Tremont Broad Market Fund, LDC, a Cayman Island corporation organized for the purpose of achieving capital growth through hedged investments and $212,500 in FITX. In addition, Tremont MRM Services Limited had equity earnings of approximately $422,200 in 1999, versus none in 1998. The above gains were offset by losses of $240,100 from FITX's operations. In addition, the Company owned twenty-five percent of a joint venture operation which suffered a $200,000 loss in 1998. The Company terminated this joint venture effective December 31, 1998 and incurred no further losses.

     Other income net  increased  from  $443,900 from $50,600 for the year ended
December 31, 1998 to $494,5000 for the year ended December 31, 1999. This increase was primarily the result of an investment gain of $402,100 relating to the distribution of 120,750 shares of FITX stock to certain employees and Directors. This increase also resulted from more interest earned on more monies invested during 1999 than in 1998.

     Profitability is dependent on the Company's ability to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Fiscal year ended December 31, 1998 compared to Fiscal year ended December 31, 1997.

     Consulting fees earned by the Company for the year ended December 31, 1998 increased by $3,957,700, or approximately 67.8%, from $5,840,300 for the year ended December 31, 1997 to $9,798,000 for the year ended December 31, 1998. At the Company's primary domestic subsidiary, TPI, consulting fees increased from $3,437,500 for the year ended December 31, 1997 to $6,469,300 for the year ended December 31, 1998, due largely to increases in revenues from its proprietary products such as The Broad Market Fund, L.P. ($421,300 increase) and The Broad Market Prime Fund, L.P. ($1,476,000 increase). In addition, 1998 consulting fees also increased due to increases in fees from non-proprietary investment funds, such as The Meridian Horizon Fund, L.P. ($471,600 increase), The DaimlerChrysler Minority Equity Trust Fund ($354,800 increase) and The Security Equity Life Insurance program ($263,700 increase). Consulting fees also increased when TSI realized fees from the sale of limited partnership interests. These fees amounted to $105,600 and $173,000, for the years ended December 31, 1998 and 1997, respectively. During the years ended December 31, 1998 and 1997, two proprietary investment funds accounted for a significant percentage of the Company's consolidated revenues: The Broad Market Fund, L.P. accounted for approximately 14.7% and 17%, respectively, and The Broad Market Prime Fund, L.P. accounted for approximately 15.8% and 3%, respectively, of consolidated revenues.

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

     Performance  fees  for the year  ended  December  31,  1998  were  $434,600 compared to $884,300 for the year ended December 31, 1997. This $449,700 decrease was primarily due to the unfavorable changes in the market conditions during part of 1998, as a result of which fewer clients outperformed their pre-established bench marks. The significant performance fees earned by TBL in 1998 were from Cambridge Energy Fund International Ltd. ($242,900) and Starvest Fund Ltd. ($38,300). The sole significant fee earned by TPI in 1998 was $50,000 from The Dillon Flaherty Market Neutral Fund, L.P. The performance fees earned for the year ended December 31, 1998 are subject to adjustment pending completion of final audit of the respective funds. Management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and other outside factors.

     Commissions increased by $121,400 or approximately 40.2%, from $302,100 for the year ended December 31, 1997, as compared to $423,500 for the year ended December 31, 1998. This increase resulted from TSI having additional clients and more trading activity in 1998.

     Operating profits at TBL were $874,700 and $490,200 for the years ended December 31, 1998 and 1997, respectively. The increase in operating profits from 1997 to 1998 ($384,500) was primarily due to increased revenues from assets raised in proprietary products such as the Class B Shares of Kingate Global Fund Ltd., and American Masters Fund Limited-TWIN Series. Identifiable assets of TBL were $2,282,800 and $1,531,700 at December 31, 1998 and 1997, respectively.

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

     General   and   administrative   expenses   consist   primarily   of  rent,
telecommunications, travel and entertainment, outside professional fees and other related expenses. General and administrative expenses were $2,684,500 and $1,506,900 for the years ended December 31, 1998 and 1997, respectively. The increases in general and administrative expenses were primarily due to costs related to the Company's continued expansion to service its business growth. The largest component of the general and administration expense increase was the Company's outside professional fees, including legal and accounting expenses. Such fees increased $440,600, or 143%, from $309,100 for the year ended December 31, 1997 to $749,700 for the year ended December 31, 1998. Part of this increase is as a result of the Company expanding its businesses and forming two new subsidiaries, Tremont Futures, Inc., a registered commodity pool operator and commodity trading adviser, and Tremont Investment Management, Inc., a Canadian registered investment adviser. In addition, professional fees increased in 1998 due to the defense of the lawsuit filed against the Company in May 1998, the Payroll Express Company bankruptcy investigation, amendments to the Company's Certificate of Incorporation, amendments to TSI's NASD Restriction Agreement, as well as other items in the normal course of business.

     Consulting expenses increased by $242,100, approximately 21.6%, from $1,119,000 for the year ended December 31, 1997 to $1,361,100 for the year ended December 31, 1998 as a result of the increase in revenues from clients that participated in revenue sharing arrangements. For example, TSI had an arrangement for securities clearance services with a clearing broker dealer whereby a certain percentage of the commissions earned is shared. Also, TPI and TBL had revenue sharing arrangements with respect to certain clients whose products were launched during late 1997.

     The increase in depreciation was a result of fixed asset purchases during the year ended December 31, 1998. These purchases totaled $229,200 and consisted of computer equipment for the new employees hired during the year, software purchases, as well as a computer system network for TBL. At December 31, 1998, the Company had commitments for additional capital expenditures of approximately $80,000.

     Equity in earnings of limited partnerships decreased by $32,700, or approximately 15.2%, from $215,100 for the year ended December 31, 1997 to $182,400 for the year ended December 31, 1998, as a result of unfavorable investment results from certain limited partnerships, as well as unfavorable market conditions during part of 1998.

     Loss from operations of joint ventures, net increased by $105,000, or approximately 89.6%, from $117,100 for the year ended December 31, 1997 to $222,100 for the year ended December 31, 1998, primarily as a result of a joint venture operation owned twenty-five percent by the Company incurring significant operating costs during the year and less than anticipated revenues from operations. The Company terminated this joint venture effective December 31, 1998.

     Other income, net increased by $36,800 or approximately 266%, primarily due to higher interest rates and the higher amounts of investable cash and cash equivalents provided by operations and invested in 1998 than in 1997. In 1998 and 1997, other income, net included loss from other investments of $2,000 and $10,600, respectively.

Liquidity and Capital Resources

     At December 31, 1999, the Company had $2,879,300 in cash and cash equivalents and working capital of $2,212,400, as compared to cash and cash equivalents of $1,893,800 and working capital of $2,992,600 at December 31, 1998.

     Cash flows provided by operating activities was $2,859,700 for the year ended December 31 1999, compared to cash flows used by operating activities of $1,799,600 for the year ended December 31, 1998. The increase in cash provided by operations was primarily as a result of profitable operations, the increase in accounts payable, accrued expenses, income taxes payable and other assets offset by an increase in accounts receivable and a decrease in deferred revenues after consideration of the TASS acquisition adjustments.

     Cash flows used in investing activities were $2,383,700 and $1,109,600 in 1999 and 1998, respectively. 1999 and 1998 cash flows used in investing activities were investments in limited partnerships and joint ventures, as well as the purchase of fixed assets offset partially by the sale of limited partnership interests, joint venture interests and other investments. On July 1, 1999, the Company exercised options to purchase 85,800 shares of a nonpublic registered investment advisor specializing in 401(k) investment allocation advice over the internet. The options were granted at $1.00 per share, as adjusted for a stock split. At December 31, 1999, the investment was valued at $85,800 by the Company and is included in other investments.

     Cash flows provided by financing activities of $509,500 in 1999 resulted from the issuance of shares of the Company's Class B Common Stock through the exercise of certain stock options by employees and directors of the Company, as well as the sale of 59,523 (47,619 pre-split) shares of Class B Common Stock at $6.00 per share (post split) pursuant to a 1997 stock purchase agreement by and between the Company and MGL Investments Ltd.

     On July 15, 1999, the Company's Board of Directors approved a five-for-four stock split (with no change in par value) of both its outstanding Class A Common Stock and its Class B Common Stock, which was paid to stockholders of record on July 30, 1999. All per share and shares outstanding data have been restated to reflect the impact of the split.

     The Company owns 30,000 shares of a nonpublic financial services company as a result of an employee's participation as a board member of such company. In consideration of consulting services performed for this entity, TPI received $54,000 and $36,000, respectively for the years ended December 31, 1999 and 1998. At December 31, 1999, the Company valued these shares of common stock at zero.

     Identifiable assets of TBL were $5,980,200 and $2,282,800 at December 31, 1999 and 1998, respectively. Identifiable assets increased as a result of increased profits and an increase in TBL's investment in FITX for two reasons. First, on December 15, 1999, the Company and certain subsidiaries (TASS, TBL,
TPI) entered into a license agreement with FITX pursuant to which the Company has licensed its proprietary database to FITX in consideration for 87,260 shares of FITX's Series B Preferred Stock valued at $11.46 per share. This amount was recorded as deferred revenue, net of inter-company eliminations of $259,000, and is being recognized over a three year period. Second, FITX conducted a separate private placement completed in December 1999. As a result, TBL's investment in FITX was stepped-up by $870,700. Since the Company considers FITX to be in the start-up phase of its operations, the Company has, in accordance with SAB No. 51, reflected this $870,700 on its statement of shareholders equity as additional paid in capital.

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

     The Company believes that it has adequate capital resources and working capital to bring to market the products it developed in late 1999 and those it expects to develop in early 2000 and that the revenue stream from these products, as well as from existing products, will be sufficient to support future growth. The Company has no material short or long term debt obligations.

Facilities

     The Company's lease for its corporate offices in Rye, New York expire in August 2002 and requires aggregate monthly payments of approximately $22,700.

     TBL's lease for corporate offices in Hamilton, Bermuda was extended through February 2003 and requires monthly lease payments of approximately $7,100.

     TASS, located in the United Kingdom, entered into an office lease guaranteed by Tremont Advisers, Inc. that expires in June 2005 but is renewable for two additional five-year periods. The monthly rent is approximately $14,000.

Investments in Limited Partnerships

     The Company, through its subsidiaries, was invested in five limited partnerships at December 31, 1999 and 1998 as follows:

                                  Fair Value of Investments at       Rate of Return
         Fund                    December 1999    December 1998    1999          1998
         ----                    -------------    -------------    ----          ----
American Masters Broad Market
  Fund, L.P.                       $  956,000      $  807,200      17.2%         16.0%
American Masters Broad Market
  Prime Fund, L.P                     554,400          56,700      22.8%         20.6%
Gamtree, L.P. (3)                     192,400         177,600       6.8%         (4.9%)
Meridian Horizon Fund, L.P.           501,500         378,600      30.3%         17.2%
American Masters Market
  Neutral Fund, L.P.                  694,900         614,600       9.0%          1.7%(1)
The Tremont Masters Fund              556,300            --        11.3%(2)      --
                                   ----------      ----------
                                   $3,455,500      $2,034,700      00.0           0.0
                                   ==========      ==========

(1) Rate of return for period September 1, 1998 (date of formation) through December 31, 1998.
(2) Rate of return for period February 1, 1999 (date of formation) through December 31, 1999.
(3)  Gamtree, L.P. was closed effective December 31, 1999.

Business Combination

     On March 11, 1999, the Company acquired all of the outstanding ordinary (common) shares of TASS Investment Research Limited, formerly TASS Management Limited ("TASS"), a London, England - based company specializing in the sale of electronic database information. The Company issued 238,096 shares (190,477 shares pre-split) of its Class B Common Stock at $6.00 per share in exchange for the TASS common shares, of which 80,212 shares (64,170 shares pre-split) were received by Nicola Meaden, the founder and chief executive officer of TASS. TASS thus became another subsidiary of the Company, although its preferred stock is not owned by the Company. TASS serves a large institutional client base whose subscribers include money center banks, investment banks, private banks, central banks, foundations, endowments, insurance companies, prime brokers, family offices, academics, government agencies and high-net worth individuals. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the excess of cost over the fair market value of net assets acquired (approximately $2.2 million) is being amortized on a straight line basis over a ten year period. The operations of TASS have been included in the consolidated statements of income from the date of closing. Revenues included for the period from acquisition through December 31, 1999 were $1,531,700 and expenses totaled $2,291,600, resulting in a loss before taxes of $759,900. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, including Ms. Meaden, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights.

Inflation

     The impact of inflation on the Company's revenues and results of operations has not been significant.

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed approximately $112,400 during 1999 in connection with remediating its systems. During 2000, the Company expects to remediate certain non-critical systems at an estimated cost of $235,000 that will be funded through operating cash flows. Of the total remaining project costs, approximately $224,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $11,000 relates to other remediation efforts and will be charged to expense as incurred. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Item 7. Financial Statements                                                Page
                                                                            ----

Reports of Independent Auditors .............................................26
Consolidated Balance Sheets as of December 31, 1999 and 1998 ................29
Consolidated Statements of Income for the years ended
   December 31, 1999 and 1998 ...............................................30
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999 and 1998 ...............................................31
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999 and 1998                                                32
Notes to Consolidated Financial Statements...................................34

                         Report of Independent Auditors


Shareholders and Board of Directors
Tremont Advisers, Inc.

We have audited the accompanying consolidated balance sheets of Tremont Advisers, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of American Masters Broad Market Fund, L.P. (formerly known as The Broad Market Fund, L.P.) (a limited partnership in which the Company had a .32% and .43% interest at December 31, 1999 and 1998, respectively) and American Masters Broad Market Prime Fund, L.P. (formerly known as The Broad Market Prime Fund, L.P.) (a limited partnership in which the Company had a .25% and .03% interest at December 31, 1999 and 1998, respectively) (collectively, the "Funds"), have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the aforementioned Funds, it is based solely on their reports. In the consolidated financial statements, the Company's aggregate investment in the aforementioned Funds is stated at $1,510,400 and $863,900 at December 31, 1999 and 1998, respectively, and the Company's aggregate equity in the net income of the aforementioned Funds is stated at $228,600 and $125,300, for the years ended December 31, 1999 and 1998, respectively.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Advisers, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

White Plains, New York
March 2, 2000                                                Ernst & Young, LLP

INDEPENDENT AUDITOR'S REPORT




To the Partners of
American Masters Broad Market Fund, L.P.


We have audited the statement of financial condition of American Masters Broad Market Fund, L.P. (formerly The Broad Market Fund, L.P.) (a limited partnership) as of December 31, 1999, and the related statements of income, changes in Partners' capital, and cash flows for each of the two years in the period then ended (not presented herein). These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Masters Broad Market Fund, L.P. (formerly The Broad Market Fund, L.P.) as of December 31, 1999, the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 18, 2000

INDEPENDENT AUDITOR'S REPORT



To the Partners of
American Masters Broad Market Prime Fund, L.P.

We have audited the statement of financial condition of American Masters Broad Market Prime Fund, L.P. (formerly The Broad Market Prime Fund, L.P.) (a limited partnership) as of December 31, 1999, and the related statements of income, changes in Partners' capital, and cash flows for each of the two years in the period then ended (not presented herein). These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Masters Broad Market Prime Fund, L.P. (formerly The Broad Market Prime Fund, L.P.) as of December 31, 1999, the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 18, 2000

                             Tremont Advisers, Inc.

                           Consolidated Balance Sheets

                                                                                       December 31
                                                                                 1999               1998
                                                                             -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $  2,879,300       $  1,893,800
   Accounts receivable, less allowance for bad debts of $35,000                 3,682,700          2,111,600
   Dividend receivable                                                             31,000               --
   Income taxes receivable                                                           --               82,800
   Prepaid expenses and other current assets                                      263,800            327,900
                                                                             -------------------------------
Total current assets                                                            6,856,800          4,416,100

Investments in limited partnerships (cost -- $2,346,600 and $1,428,600)         3,455,500          2,034,700
Other investments (cost -- $1,159,200 and $469,900)                             3,019,700            200,300

Fixed assets:
   Furniture and equipment                                                      1,272,900            893,200
   Leasehold improvements                                                         110,800             82,700
   Less accumulated depreciation                                                 (609,200)          (526,200)
                                                                             -------------------------------
Fixed assets, net                                                                 774,500            449,700

Goodwill, net of amortization of $181,600                                       1,999,800               --
Other assets                                                                       30,300            192,900
                                                                             -------------------------------
Total assets                                                                 $ 16,136,600       $  7,293,700
                                                                             ===============================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                          $    563,800       $    283,300
   Accrued expenses                                                             2,492,800          1,111,200
   Deferred revenue                                                             1,363,500               --
   Income taxes payable                                                           191,700               --
   Deferred income taxes payable                                                   32,600             29,000
                                                                             -------------------------------
Total current liabilities                                                       4,644,400          1,423,500

Deferred income taxes payable                                                     836,800            559,400

Redeemable preferred stock:
   Series A Preferred Stock, $1 par value, 650,000 shares
     authorized; issued and outstanding - none                                       --                 --

Shareholders' equity:
   Preferred Stock, $1 par value, 350,000 shares authorized; issued
     and outstanding - none                                                          --                 --
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized; 1,595,118 and 1,605,870 shares issued and
     outstanding                                                                   16,000             12,800
   Class B Common Stock, $0.01 par value, 10,000,000 shares
     authorized; 4,020,349 and 3,502,630 shares issued and
     outstanding                                                                   40,200             29,400
   Additional paid in capital                                                   7,901,800          5,106,900
   Retained earnings                                                            2,698,200            167,000
   Cumulative foreign currency translation adjustment                                (800)            (5,300)
                                                                             -------------------------------
Total shareholders' equity                                                     10,655,400          5,310,800
                                                                             -------------------------------
Total liabilities and shareholders' equity                                   $ 16,136,600       $  7,293,700
                                                                             ===============================

See accompanying notes.

                             Tremont Advisers, Inc.

                        Consolidated Statements of Income

                                                       Year ended December 31
                                                        1999            1998
                                                    ---------------------------
Revenues
Consulting fees                                     $13,779,800     $ 9,798,000
Performance fees                                        853,900         434,600
Database sales                                        1,542,000            --
Commissions                                             348,900         423,500
                                                    ---------------------------
Total revenues                                       16,524,600      10,656,100

Expenses
Compensation                                          6,705,100       4,148,100
General and administrative                            4,172,900       2,684,500
Consulting                                            1,741,700       1,361,100
Depreciation                                            278,900         180,700
Amortization of intangibles                             748,800            --
                                                    ---------------------------
Total expenses                                       13,647,400       8,374,400

Equity in earnings of limited partnerships              502,800         182,400
Earnings (loss) from other investments, net             272,400        (224,100)
Other income, net                                       494,500          52,600
Minority interest                                          --            17,500
                                                    ---------------------------

Income before income taxes                            4,146,900       2,310,100
Provision for income taxes                            1,615,700         862,200
                                                    ---------------------------
Net income                                          $ 2,531,200     $ 1,447,900
                                                    ===========================


Net income per common share - basic                 $       .46     $       .28
                                                    ---------------------------

Net income per common share - assuming dilution     $       .43     $       .27
                                                    ===========================


See accompanying notes.

                             Tremont Advisers, Inc.

                 Consolidated Statements of Shareholders' Equity


                                                             Common Stock             Additional                           Total
                                                               Par Value                Paid in         Retained       Shareholders'
                                                        Class A         Class B         Capital         Earnings          Equity
                                                     ------------------------------------------------------------------------------
Balance at December 31, 1997                         $     12,800    $     28,000    $  4,725,300     $ (1,280,900)    $  3,485,200
   Comprehensive income:
     Net income                                              --              --              --          1,447,900        1,447,900
     Foreign currency translation adjustment                 --              --              --               --             (5,300)
                                                                                                                       ------------
   Comprehensive income                                                                                                   1,442,600
   Issuance of Class B Common Stock -
     Director Options (7,500 shares)                         --               100          28,000             --             28,100
   Issuance of Class B Common Stock
     -Employee Options (130,000 shares)                      --             1,300         227,500             --            228,800
   Income tax benefits related to exercise
     of options                                              --              --           126,100             --            126,100
                                                     ------------------------------------------------------------------------------

Balance at December 31, 1998                               12,800          29,400       5,106,900          167,000        5,310,800
   Comprehensive income:
     Net income                                              --              --              --          2,531,200        2,531,200
     Foreign currency translation adjustment                 --              --              --               --              4,500
                                                                                                                       ------------
   Comprehensive income                                                                                                   2,535,700
   Issuance of Class B Common Stock -
        MGL (47,619 shares)                                  --               500         356,700             --            357,200
   Issuance of Class B Common Stock -
        TASS Acquisition (190,477 shares)                    --             1,900       1,426,700             --          1,428,600
   Issuance of Class B Common Stock -
     Director Options (21,250 shares)                        --               200          74,800             --             75,000
   Issuance of Class B Common Stock -
     Employee Options (11,250 shares)                        --               100          28,600             --             28,700
   Income tax benefits related to exercise
     of options                                              --              --            49,200             --             49,200
   Conversion of Class A Common Stock to
     Class B Common Stock (8,802 shares)                     --              --              --               --               --
   5 for 4 Stock Split (319,202 Class A
     Shares) (801,349 Class B Shares)                       3,200           8,100         (11,300)            --               --
   Cash-in-lieu of fractional shares                         --              --              (600)            --               (600)
   Gain on sale of stock of affiliate                        --              --           870,800             --            870,800
                                                     ------------------------------------------------------------------------------
Balance at December 31, 1999                         $     16,000    $     40,200    $  7,901,800     $  2,698,200     $ 10,655,400
                                                     ==============================================================================


See accompanying notes.

                             Tremont Advisers, Inc.

                      Consolidated Statements of Cash Flows

                                                                   Year ended December 31
                                                                    1999            1998
                                                                ---------------------------
Operating activities
Net income                                                      $ 2,531,200     $ 1,447,900
Adjustments to reconcile net income to net cash provided  by operating activities:
     Depreciation                                                   278,900         180,700
     Amortization of intangibles                                    748,800            --
     Equity in earnings of limited partnerships                    (502,800)       (182,400)
     (Earnings) loss from other investments, net                   (272,400)        224,100
     Deferred income taxes                                          281,000         256,300
     Foreign currency translation adjustment                          4,500          (5,300)
     Allowance for bad debts                                           --            10,000
     Changes in operating assets and liabilities:
       Accounts receivable                                       (1,386,600)       (110,200)
       Receivable from officer                                         --           200,000
       Accounts payable                                             241,300         232,800
       Accrued expenses                                             733,300          (1,600)
       Deferred revenue                                            (171,100)           --
       Income taxes, net                                            274,500         (84,000)
       Other assets                                                    (300)           --
       Prepaid expenses and other current assets                     99,400        (368,700)
                                                                ---------------------------
Net cash provided by operating activities                         2,859,700       1,799,600

Investing activities
Purchase of fixed assets                                           (522,600)       (229,200)
Withdrawals from limited partnerships                                  --            79,200
Investments in limited partnerships                                (918,000)       (710,000)
Cash acquired, net of acquisition costs                              23,100            --
Proceeds from sale of other investments                              47,100          40,000
Investments in other investments                                 (1,013,300)       (289,600)
                                                                ---------------------------
Net cash used by investing activities                            (2,383,700)     (1,109,600)

Financing activities
Net proceeds from issuance of Class B Common Stock                  357,200            --
Exercise of Class B Common Stock Options                            103,700         256,900
Tax benefits from exercise of stock options                          49,200         126,100
Cash-in-lieu of fractional shares                                      (600)           --
                                                                ---------------------------
Net cash provided by financing activities                           509,500         383,000

Net increase in cash and cash equivalents                           985,500       1,073,000
Cash and cash equivalents at beginning of year                    1,893,800         820,800
                                                                ---------------------------
Cash and cash equivalents at end of year                        $ 2,879,300     $ 1,893,800
                                                                ===========================


See accompanying notes.

                             Tremont Advisers, Inc.

                                                                    Twelve months ended
                                                                        December 31
                                                                    1999            1998
                                                                ---------------------------
Schedule of noncash investing and financing activities:
Investing activities
Liabilities assumed in the TASS acquisition:
   Deferred revenue                                             $   793,600     $      --
   Accounts payable                                                  39,200            --
   Accrued expenses                                                 648,300            --

Assets acquired in the TASS acquisition:
   Fixed assets                                                     232,500            --
   Accumulated depreciation                                        (151,400)           --
   Accounts receivable                                              184,500            --
   Prepaid and other                                                 47,000            --
   Customer contracts                                               555,500            --
   Goodwill                                                       2,181,400            --

Issuance of license agreement to FITX Group Limited                 741,000            --
Dividend receivable                                                  31,000            --

Financing activities
Noncash transaction related to the issuance of Class B
   Common Stock in the TASS acquisition                           1,428,600            --
Gain on sale of stock of affiliate                                  870,800            --




See accompanying notes.

                             Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 1999


1.  Basis of Presentation

The consolidated financial statements include the accounts of Tremont Advisers, Inc. ("the Company") and its wholly-owned subsidiaries, Tremont Partners, Inc. ("TPI"), Tremont (Bermuda) Limited ("TBL"), Tremont Securities, Inc. ("TSI"), Tremont Futures, Inc. ("TFI") and TASS Investment Research Limited ("TASS"), formerly known as TASS Management Limited. The consolidated financial statements also include the accounts of Tremont Investment Management, Inc. ("TIMI"), a 65% owned subsidiary. TPI is an investment advisor registered under the Investment Advisers Act of 1940, as amended. TBL is incorporated under Bermuda law and provides advisory services to clients located offshore. TSI, a registered broker-dealer, assists customers in the purchase and sale of investments in other entities. TFI is registered with the Commodity Futures Trading Commission and the National Futures Association as a commodity pool operator and commodity trading advisor. TASS is a London based company specializing in the sale of electronic database information, registered with the Securities and Futures Authority Limited of the United Kingdom. TIMI is registered with the Ontario (Canada) Securities Commission as an investment counsel and portfolio manager, and as a limited market dealer under the Securities Act (Ontario).

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                             Tremont Advisers, Inc.

2.  Summary of Significant Accounting Policies (continued)

the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates

Revenue Recognition

Consulting fees are recorded as earned and are derived from consulting and specialized investment services provided to institutional and other clients, as well as fees earned from certain funds under management. These fees are generally a percentage of the amount of assets under management as well as fees for investments placed by TBL in certain offshore funds and for investments placed by TSI in certain domestic limited partnerships. The Company provides other consulting services generally on a fixed fee basis, either as annual retainer fees or single project fees. The revenues from such other consulting arrangements are recognized ratably over the contract terms. Performance fees are recorded based on the achievement of investment performance in excess of established benchmarks and are recognized only when they are no longer subject to market conditions. Revenues from sales of database information are deferred at the time of the sale and are recognized ratably over the terms of each underlying contract. Commissions earned by TSI are recorded on a trade date basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 1999, cash and cash equivalents is comprised primarily of deposits with financial institutions. Such deposits are generally in excess of the amounts covered by FDIC insurance.

Concentrations of Credit Risk

The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. The Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry.

Investments

The equity method of accounting is used for investments in limited partnerships, investments in joint ventures and other investments where the Company's ownership interest exceeds 20%.

Other investments are accounted for using the cost method of accounting where the Company's ownership interest is less than 20%.

                             Tremont Advisers, Inc.

2.  Summary of Significant Accounting Policies (continued)

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3-5 years). During 1999, $347,300 of fully depreciated fixed assets were written off.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of the business acquired. Goodwill is amortized on a straight-line basis over 10 years. The Company's policy is to account for goodwill at the lower of amortized cost or estimated realizable value. The Company assesses the carrying value of goodwill if facts and circumstances suggest that there may be impairment. If this review indicates that the goodwill will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of the goodwill would be reduced to estimated realizable value.

Transactions in Affiliates Stock

At the time an affiliate sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If at that time the affiliate is a newly-formed start-up, or a development stage company, the company's proportionate share of the affiliates' equity resulting from the additional equity raised is accounted for as an equity transaction under Staff Accounting Bulletin ("SAB")No. 51. Such transactions are reflected as equity transactions in the accompanying statement of shareholders' equity.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable after reduction for undistributed foreign subsidiaries' income considered permanently reinvested, and includes taxes deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is recorded based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Minority Interest

The Company presently owns 65% of TIMI. For financial reporting purposes, the assets, liabilities and earnings of TIMI have been included in the Company's consolidated financial statements. The joint venture partner's 35% interest in TIMI has been recorded as minority interest.

                             Tremont Advisers, Inc.

2.  Summary of Significant Accounting Policies (continued)

Stock Compensation

In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. The Company derives a tax deduction measured by the excess of the market value over the option price at the date nonqualified options are exercised. The related tax benefit is credited to additional paid in capital. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 9.

Foreign Currency Translation

The Company  accounts for  translation  of foreign  currency in accordance  with
Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." The assets and liabilities of the Company's foreign subsidiaries are translated at the current exchange rate as of the balance sheet date, while capital accounts are translated at historical rates. The revenues and expenses are translated using an average exchange rate during the period. Adjustments resulting from these translations are reflected as a separate component of shareholders' equity titled "Cumulative foreign currency translation adjustment."

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. All per share and share outstanding data have been restated to reflect the impact of a five-for-four stock split.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year's presentation.

                             Tremont Advisers, Inc.

3.  Business Combination

On March 11, 1999, the Company acquired all of the outstanding common shares of TASS. The Company issued 238,096 shares (190,477 shares pre-split) of its Class B Common Stock at $6.00 per share in exchange for the TASS common shares, of which 80,212 shares (64,170 shares pre-split) were received by Ms. Nicola Meaden, the founder and chief executive officer of TASS. The transaction was accounted for using the purchase method of accounting and the operations have been included in the consolidated statements of income from the date of closing. In connection with the acquisition, employment agreements were entered into with two key employees of TASS, including Ms. Meaden, who were also granted options to purchase shares of the Company's Class B Common Stock and certain registration rights (See Note 9).

The following unaudited proforma information presents a summary of results of operations for the years ended December 31, 1999 and 1998, respectively, assuming consummation of the purchase of TASS as of January 1, 1998.

                                                      Years ended December 31
                                                       1999             1998
                                                    ----------------------------
                                                            (Unaudited)

Total revenues                                      $16,868,400      $12,275,800
Net income                                            2,349,200        1,267,900
Per share data:
   Basic earnings                                           .42              .23
   Diluted earnings                                         .39              .22

4.  Prepaid Expenses and Other Assets

                                                             December 31
                                                        1999             1998
                                                    ----------------------------
Current:
    Prepaid expenses                                $   243,700      $    70,400
    Insurance receivable                                   --            257,500
    Other                                                20,100             --
                                                    ----------------------------
                                                    $   263,800      $   327,900
                                                    ============================

Non-Current:
    Security deposits                               $    30,300      $    30,000
    Deferred acquisition costs                             --            162,900
                                                    ----------------------------
                                                    $    30,300      $   192,900
                                                    ============================

                             Tremont Advisers, Inc.

4.  Prepaid Expenses and Other Assets (continued)

Payroll Express, the Company's payroll preparation and withholding tax data processing service from 1991 through September 1998, filed Chapter 11 bankruptcy. Payroll Express engaged in a fraudulent scheme by diverting the Company's federal payroll tax withholdings amounting to $307,500 for the years ended December 31, 1995 and 1996.

The Company is cooperating with the authorities in the ongoing criminal investigation of Payroll Express and its principal and filed a proof of claim in the Payroll Express bankruptcy. The Company's losses were significantly covered by its fidelity bond. A proof of loss, which seeks recovery of the Company's losses and reimbursement for related professional fees, was filed with its insurance provider. Included in other assets at December 31, 1998 is $257,500 which represented a receivable from the insurance provider pursuant to this claim. This amount reduced the related loss of $307,500 recorded by the Company in general and administrative expenses. This amount ($257,500) was received in 1999.

On March 11, 1999, the Company acquired TASS. Accordingly, acquisition costs of $162,900 incurred through December 31, 1998, primarily legal and accounting professional fees, were recorded as deferred acquisition costs at December 31, 1998. During 1999, $78,900 of additional acquisition costs were capitalized.

5.  Investments in Limited Partnerships

The  following  table  sets  forth   financial   information  of  the  Company's
investments in certain proprietary limited partnerships:

                                              American Masters      American Masters     American Masters            Tremont
                                                Broad Market         Broad Market         Market Neutral             Masters
                                                 Fund, L.P.         Prime Fund, L.P.        Fund, L.P.                Fund
                                              ------------------------------------------------------------------------------
1999
Total assets                                    $ 298,527,000         $322,761,500          $10,229,900            $ 556,300
Total liabilities                                   9,301,900           99,073,700            1,069,500                    -

Net investment income (loss)                    $   5,554,400      $       321,300        $     (88,500)           $     600
Realized and unrealized gain                       33,050,000           39,428,600              599,300               55,600
                                                ----------------------------------------------------------------------------
Net income                                      $  38,604,400        $  39,749,900        $     510,800            $  56,200
                                                ============================================================================

General Partner                                           TPI                  TPI                  TFI                 TIMI
GP investment in partnership-at market
   value                                        $     956,000       $      554,400         $    694,900            $ 556,300
GP investment in partnership-at cost                  423,600              467,900              605,000              500,100
Proportionate share of earnings (1)                   148,800               79,800               80,300               56,200
Proportionate share of fund's net assets                 0.32%                0.25%                7.60%              100.00%

                             Tremont Advisers, Inc.

5.  Investments in Limited Partnerships (continued)

1998
Total assets                                    $ 198,415,000       $  236,656,000         $  1,158,000            $   --
Total liabilities                                  10,725,000           87,511,800               34,000                --

Net investment income (loss)                    $   3,794,000       $     (437,800)        $    (18,000)           $   --
Realized and unrealized gain                       22,101,000           21,305,600               36,000                --
                                                ----------------------------------------------------------------------------
Net income                                      $  25,895,000       $   20,867,800         $     18,000            $   --
                                                ============================================================================

General Partner                                           TPI                  TPI                  TFI                 TIMI
GP investment in partnership-at market value    $     807,200       $       56,700         $    614,600            $    --
GP investment in partnership-at cost                  423,600               50,000              605,000                 --
Proportionate share of earnings (1)                   118,600                6,700               (9,600)                --
Proportionate share of fund's net assets                 0.43%                0.03%               54.70%                --

(1) Proportionate share of earnings is included in equity in earnings of limited partnership in the consolidated statements of income.

American Masters Broad Market Fund, L.P.--American Masters Broad Market Fund L.P. formerly known as The Broad Market Fund, L.P., is a Delaware limited partnership organized for the purpose of achieving capital growth through hedged investments.

American Masters Broad Market Prime Fund, L.P.--American Masters Broad Market Prime Fund, L.P. formerly known as The Broad Market Prime Fund, L.P., is a Delaware limited partnership organized for the purpose of achieving capital growth through a leveraged investment strategy. The Company has a commitment to fund up to 1% of the limited partnership's losses if, and when, such losses occur.

American Masters Market Neutral Fund, L.P.--American Masters Market Neutral Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving long-term capital appreciation irrespective of stock market volatility. This limited partnership was formed on September 1, 1998 and utilizes a multi-manager approach to investing.

Tremont Masters Fund--Tremont Masters Fund is a Canadian investment trust established under the laws of the Province of Ontario on January 27, 1999. The fund seeks to achieve an attractive adjusted return that has a low correlation to traditional fixed income and equity markets by utilizing a multi-manager approach to investing.

                             Tremont Advisers, Inc.

5.  Investments in Limited Partnerships (continued)

Meridian Horizon Fund, L.P.--Meridian Horizon Fund, L.P. is a Delaware limited partnership that was organized for the purpose of achieving a high total return and preservation of capital utilizing a multi-manager approach to investing. At December 31, 1999 and 1998, total assets of the fund were $372.2 million and $244.0 million, respectively. In addition, net investment losses for the years ended December 31, 1999 and 1998 were $4.4 million and $3.3 million, respectively, and realized and unrealized gains were $81.8 million and $34.5 million, respectively, resulting in net income of $77.4 million and $31.1 million, respectively. At December 31, 1999 and 1998, TPI had an investment of $501,500 (cost-$250,000) and $378,600 (cost-$250,000), respectively, representing .14% and .16%, respectively, of Meridian's net assets. For the years ended December 31, 1999 and 1998, TPI's proportionate share of Meridian's income ($122,900 and $79,100, respectively), is reflected in equity in earnings of limited partnerships in the consolidated statements of income. Effective July 1, 1998, the limited partnership agreement was amended and restated whereby TPI resigned as a co-general partner.

GamTree, L.P.--GamTree, L.P., a Delaware limited partnership organized for the purpose of achieving long-term capital growth through diversified asset management. At December 31, 1999 and 1998, TPI, a co-general partner had an investment of $192,400 (cost-$100,000) and $177,600 (cost-$100,000), respectively, representing 15.5% and 12.6%, respectively, of GamTree's net assets. For the years ended December 31, 1999 and 1998, TPI's proportionate share of GamTree's income (loss) of $14,800 and $(9,100), respectively, is reflected in equity in earnings of limited partnerships in the consolidated statements of income. The limited partnership was closed effective December 31, 1999.

6.  Other Investments

At December 31, 1999 and 1998, TBL's investment representing 24.5% of Tremont International Insurance Ltd. ("TIIL"), a Cayman Islands corporation, formed in July 1996, was $61,200 (cost - $62,300). TIIL offers certain deferred variable annuities, variable life insurance and other insurance contracts to customers not resident in the Cayman Islands.

In July 1997, TBL formed with Mutual Risk Management ("MRM") and another party, Tremont MRM Services Limited ("TMRM"), an international risk management company incorporated under the laws of Bermuda, in which TBL has a 38.75% interest. TMRM provides product development, marketing and administrative services to TIIL. At December 31, 1999 and 1998, TBL's investment in TMRM was $394,900 (cost-$4,800) and $3,700 (cost-$4,800), respectively. In addition, for the years ended December 31, 1999 and 1998, TBL's proportionate share of operating income was $422,200 and none, respectively, which is reflected in earnings (loss) from

                             Tremont Advisers, Inc.

6.  Other Investments (continued)

operations of joint ventures in the consolidated statements of income. During December 1999, TMRM declared a dividend of $31,000 which was paid to TBL on January 12, 2000. No dividends were declared or paid prior to December 1999.

At December 31, 1998, TBL had approximately a 40% interest (cost-$6,000) in HedgeWorld Limited, an offshore non-public venture that developed an independent e-commerce vehicle, to provide certain online services to the hedge fund community. At December 31, 1998, TBL's investment was written down to zero to account for its proportionate share of operating losses. At June 30, 1999, TBL had advances to this entity that aggregated approximately $117,000. At December 31, 1998, TBL also had an investment of approximately $16,800 in FITX Capital Limited (formerly Tremont Capital Limited). During the third quarter of 1999, in a series of transactions, TBL transferred its interests in these entities, to FITX Group Limited ("FITX"), an exempt Bermuda company in consideration for approximately 30% of its outstanding stock. FITX was formed on June 23, 1999, to deliver e-commerce portal solutions to niche markets thereby enabling the exchange of information services and capital needed between money managers, service providers and customers primarily within the hedge fund industry. During 1999, TBL invested an additional $212,500 cash in FITX. On December 15, 1999, the Company and certain of its subsidiaries entered into a License Agreement with FITX. Under the terms of the License Agreement, Tremont granted to FITX a license to use its proprietary database, TASS+, in exchange for 87,260 shares of FITX's Series B Preferred Stock, at a price of $11.46 per share ($1,000,000). Such amount was recorded as an other investment and deferred revenue, net of inter-company elimination of $259,000 and is being recognized over a three year period. In addition, FITX agreed to pay TBL on-going annual royalties for net revenues earned in connection with the on-line usage of the TASS+ database. These royalty fees were not significant in 1999. Based on the carrying value of TBL's investment in FITX as of December 15, 1999, TBL recognized an increase of $870,800 in its carrying value of FITX stock due to additional equity raised by FITX in a separate private placement. This transaction has been recorded in accordance with SAB No. 51.

Tremont Broad Market Fund, LDC ("TBMF") is a Cayman Island limited duration corporation organized for the purpose of achieving capital growth through hedged investments. At December 31, 1999, TBL's investment in TBMF was $640,900 (cost-$600,000). TBL had no investment in this entity at December 31, 1998. TBL serves as the investment adviser, administrator and registrar and transfer agent of TBMF.

On July 1, 1999, the Company exercised options to purchase 85,800 shares of a nonpublic registered investment advisor specializing in 401(k) investment allocation advice over the inter-

                             Tremont Advisers, Inc.

net. The options were granted at $1.00 per share, as adjusted for a stock split. At December 31, 1999 and 1998, the investment and options were valued at $85,800 and zero, respectively.

At December 31, 1999, the Company owns a beneficial interest in 30,000 shares of a nonpublic financial services company formed in 1996. Such shares were received by the Company as a result of an employee's participation as a board member of such company. As a result of consulting services performed for this nonpublic entity, TPI has received $54,000 and $33,000, respectively, for the years ended December 31, 1999 and 1998. At December 31, 1999 and 1998, respectively, the shares of common stock have been valued at zero.

In October 1994, TBL entered into an agreement to form N-Compass Financial Service Limited, a joint venture, to provide investment advisory services to offshore clients. During December 1999, TBL sold its proportionate share (40%) to FITX for $16,000. At December 31, 1998, TBL's investment in this joint venture was $10,400 (cost-$277,200) and its proportionate share of operating losses was $12,700.

At December 31, 1999 and 1998, the Company has other investments aggregating $61,300 (cost-$60,000) and $68,400 (cost-$52,600), respectively. During 1998, the Company had net losses of $222,100 from joint ventures, which are included in other investments in the consolidated statements of income. Included in this amount is realized losses of $237,400, of which $203,400 relates to a certain twenty-five percent owned joint venture that was discontinued effective December 31, 1998.

7.  Accrued Expenses

Accrued expenses consist of the following:

                                                      December 31
                                                1999               1998
                                             -----------------------------

Consulting fees                              $1,027,200        $   369,200
Compensation                                    507,000            300,000
Notes payable                                   368,400             39,800
Professional fees                               262,500            210,100
Employee benefit plan                           138,800            110,000
Printing and graphics                            25,000             37,500
Other                                           163,900             44,600
                                             -----------------------------
                                             $2,492,800         $1,111,200
                                             =============================

                             Tremont Advisers, Inc.

8.  Shareholders' Equity

The Company's Class A Common Stock and Class B Common Stock are entitled to equal rights and privileges, except that:

a. with respect to voting rights, each Class A Common Stock shareholder is entitled to four votes for each share held of record, while the Class B Common Stock shareholders are entitled to one vote for each share held of record; and,

b. upon liquidation, dissolution or winding up of the Company, before any distribution in respect of the Class B Common Stock, the shareholders of the Class A Common Stock are entitled to receive an amount equal to the aggregate liquidation preference of $0.32 per share. The shareholders of the Class B Common Stock are then entitled to $0.32 per share, and the remaining assets of the Company are then distributed in equal amounts per share.

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

9.  Stock Options

On September 17, 1998, the Company's Board of Directors adopted, subject to shareholder approval, the Tremont Advisers, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of up to 250,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1998 Plan authorizes the grant of incentive stock options and non-qualified stock options and stock rights. The exercise price for incentive stock options shall not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall not be less than the minimum legal consideration required therefore under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The 1998 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards. As of December 31, 1999, 11,000 and 88,100 options have been granted at $11.00 per share and $10.00 per share, respectively, under the 1998 plan. As of

                             Tremont Advisers, Inc.

9.  Stock Options (continued)

December 31, 1998, 29,250 options at $6.40 per share have been granted to employees under the 1998 Plan. These options have a five year term and vest and become exercisable on the following schedule: 25 percent on the date of grant, 25 percent on the first anniversary of the date of grant and 50 percent on the second anniversary of the date of grant.

As a result of the Company acquiring TASS, Ms. Meaden was granted two types of options (the "Group I Options" and the "Group II Options") to purchase 184,308 and 31,058 shares, respectively, of Class B Common Stock. Additionally, a Principal of TASS, was granted 97,508 Group I Options and 16,442 Group II Options. The Group I Options and Group II Options are exercisable at $6.40 per share and $12.00 per share, respectively. Sixty percent of the Group I Options became exercisable effective March 11, 1999, the balance becomes exercisable on or after March 11, 2000. One-third of the Group II Options vested on March 11, 1999, the balance vest one-third each on or after March 11, 2000 and March 11, 2001. Both the Group I Options and the Group II Options become immediately exercisable upon a change in control of the Company. The stock options may not be transferred at any time without the prior written consent of the Company. In the event that either employee seeks to sell or transfer any shares of the Company's stock other than to a family affiliate, the Company has the right of first refusal to purchase the shares on the same terms and conditions as the third party offer.

On March 15, 1999, options to purchase 15,000 shares of Class B Common Stock at $12.00 per share were granted to certain employees of TASS, other than Ms.
Meaden and the above mentioned principal. The options vest and become exercisable on the following schedule: one-third on the date of the agreement, one-third on the first anniversary of the agreement and one-third on the second anniversary of the agreement.

During 1998, directors exercised options and purchased 9,375 shares of Class B Common Stock at $3.00 per share. During 1999, certain directors and officers exercised options to purchase an aggregate of 25,000 and 12,500 shares (post-split), respectively, of the Company's Class B Common Stock.

In 1994, the Board of Directors granted to the president and chief operating officer an option to purchase 343,750 shares of Class B Common Stock at $1.40 per share, the then current fair market value of the stock. The options are fully vested and expire on the anniversary of the grant date in 2001. During August 1998, 156,250 of these options were exercised. In the event of the termination of the executive's employment, TPI will have the option, exercisable no later than seven days after the date of termination, to purchase all of the executive's stock and vested options.

                             Tremont Advisers, Inc.

9.  Stock Options (continued)

The purchase price of each share of stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $1.40 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $1.40.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998; risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .70%, and a weighted-average expected life of the options of approximately 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1999 and 1998 follows:

                             Tremont Advisers, Inc.

                                                       1999             1998
                                                    ----------------------------

Pro forma net income                                $1,822,200        $1,337,100

Pro forma earnings per share
  Basic                                             $     0.33        $     0.32
  Diluted                                           $     0.31        $     0.30

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                           1999                           1998
                                               -----------------------------------------------------------------
                                                            Weighted-Average                   Weighted-Average
                                               Options       Exercise Price      Options        Exercise Price
                                               -----------------------------------------------------------------

     Outstanding - beginning of year           378,207           $2.45           520,832           $1.91
     Granted                                   443,415            8.02            29,250            6.40
     Exercised                                 (37,500)           2.77          (171,875)           1.50
     Lapsed                                     (1,250)           6.40              --
                                               -------                           -------

     Outstanding - end of year                 782,872           $5.58           378,207           $2.45
                                               =======                           =======

     Exercisable at end of year                540,127           $4.27           278,137           $1.98

     Weighted-average fair value of options
       granted during the year                                   $4.68                             $4.41

The following table summarizes stock options outstanding at December 31, 1999:

        Exercise Price                           Average             Average
            Range              Options           Life (a)        Exercise Price
     --------------------------------------------------------------------------

         $  1.40                 187,500           1.3               $ 1.40
         $  3.00                 123,957           2.5                 3.00
         $  6.40                 309,815           5.0                 6.40
          $10.00                  88,100           4.9                10.00
          $11.00                  11,000           4.9                11.00
          $12.00                  62,500           5.1                12.00
     --------------------------------------------------------------------------
     $1.40 - $12.00              782,872           3.7               $ 5.58
     ==========================================================================

(a)  Average contractual life remaining in years.

                             Tremont Advisers, Inc.

10.  Other Income, Net

                                                         1999             1998
                                                       -------------------------

Interest income                                        $ 78,400         $ 52,600
Other investment gains (losses)                         416,100             --
                                                       -------------------------
                                                       $494,500         $ 52,600
                                                       =========================

Included in other investment gains is $402,100 relating to the distribution of 120,750 shares of FITX Group Limited stock to certain employees and directors. Such value represents the estimated fair value of the shares distributed. This amount was also included in compensation expense for the year ended December 31, 1999.

11.  Income Taxes

The provision for income taxes is summarized as follows:

                                                   1999                 1998
                                               ---------------------------------
Current:
   Federal                                     $ 1,076,600           $   450,000
   State                                           258,100               155,900
                                               ---------------------------------
                                                 1,334,700               605,900
Deferred:
   Federal                                         284,100               249,500
   State                                            (3,100)                6,800
                                               ---------------------------------
Total tax expense                              $ 1,615,700           $   862,200
                                               =================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                             1999          1998
                                                           ---------------------
Deferred tax liabilities:
   Tax over book depreciation                              $ 16,600     $ 25,600
   Unrealized appreciation in limited partnerships           36,700       33,100
   Undistributed earnings of foreign subsidiary             829,000      536,100
                                                           ---------------------
Total deferred tax liabilities                              882,300      594,800
                                                            ====================

                             Tremont Advisers, Inc.

11.  Income Taxes (continued)

Deferred tax assets:
   Net operating loss carryforward of foreign subsidiaries      248,800        36,000
   Bad debt reserves                                              4,100         4,100
   Organization costs                                               800         2,300
   Deferred revenue from foreign affiliate                        8,000          --
   Valuation allowance                                         (248,800)      (36,000)
                                                              -----------------------
Total deferred tax assets                                        12,900         6,400
                                                              -----------------------
Net deferred tax liability                                    $ 869,400     $ 588,400
                                                              =======================

The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a higher effective tax rate than the statutory income tax rate. The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                             1999                     1998
                                                    -----------------------------------------------
                                                       Amount     Percent       Amount      Percent
                                                    -----------------------------------------------
Statutory federal income tax rate                   $ 1,410,000     34.0     $   785,400     34.0
State taxes, net of federal benefit                     157,800      3.8         107,400      4.6
Permanently reinvested foreign income                  (262,000)    (6.3)        (68,000)    (2.9)
Change in valuation allowance relating to losses
   in foreign subsidiaries                              212,800      5.1          36,000      1.6
Other                                                    97,100      2.4           1,400     --
                                                    ---------------------------------------------
                                                    $ 1,615,700     39.0     $   862,200     37.3
                                                    =============================================

In 1999 and 1998, the Company made federal income tax payments of $829,600 and $415,000, respectively. In 1999 and 1998, the Company paid $234,200 and $154,700, respectively, in state income, minimum and capital taxes.

Deferred income taxes were not provided on certain undistributed foreign earnings (cumulatively $1,170,000 at December 31, 1999) of TBL because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $397,800 would have been provided.

                             Tremont Advisers, Inc.

11.  Income Taxes (continued)

At December 31, 1999 and 1998, the Company had no net operating loss carryforwards for U.S. federal tax purposes. At December 31, 1999, TIMI, the Canadian subsidiary, and TASS, the U.K. subsidiary, have cumulative generated net operating losses of approximately $266,000 and 646,600, respectively, against which a full valuation allowance has been recorded.

12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    1999          1998
                                                                 ------------------------
Numerator:
   Net income - numerator for basic and dilutive earnings per
     share (income available to common shareholders)             $2,531,200    $1,447,900

Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                               5,543,823     5,174,580

Effect of dilutive securities:
   Employee stock options                                           339,652       269,919
                                                                 ------------------------

Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                5,883,475     5,444,499
                                                                 ========================

Basic earnings per share                                         $      .46    $      .28
                                                                 ========================

Diluted earnings per share                                       $      .43    $      .27
                                                                 ========================

Options to purchase 11,000 shares and 62,500 shares of Class B Common Stock, for $11.00 and $12.00, respectively, were outstanding during 1999 but were not included in the computation of diluted earnings per share because such options' exercise prices were greater than the average market price of the Class B Common Stock shares and, therefore, the effect would be antidilutive.

For additional disclosures regarding the employee stock options, see Note 9.

                             Tremont Advisers, Inc.

13.  Contingencies

The Company has been sued by a former employee for alleged breach of contract and defamation. In a decision dated September 21, 1999, the Connecticut District Court held that the claim for defamation must be arbitrated under NASD rules. Plaintiff has not commenced arbitration proceedings. By Notice of Motion dated October 18, 1999, the Company moved to dismiss the complaint in its entirety. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

14.  Commitments

On December 9, 1999, the Company entered into a amendment to the employment contract with the Chairman of the Board of Directors that expires on December 31, 2000. Under the terms of this amended agreement, the Chairman is entitled to receive a minimum annual base salary of $391,400. In addition, the Chairman could receive incentive compensation, to be determined by the Board of Directors, at the end of each fiscal year.

On December 9, 1999, the Company entered into an amendment to the employment contract with the President and Chief Operating Officer of the Company that expires on December 31, 2000. Under the terms of such amended agreement, the executive is entitled to receive a minimum annual base salary of $352,300. In addition, the executive will receive incentive compensation equal to an amount pursuant to a predetermined percentage of the incentive compensation paid to the Company's Chairman of the Board of Directors.

On March 11, 1999, the Company entered into two, two-year employment agreements. The first provides that Nicola Meaden will serve as Chief Executive Officer of TASS. The second provides that Laurence Huntington Taylor, II will serve as the Company's Senior Vice President of Global Marketing and Sales. Both agreements provide for minimum base salaries of $150,000 per year, a guaranteed bonus of $50,000 per year and such other bonus as may be determined by the Board of Directors. Mr. Taylor's agreement was terminated by mutual agreement dated January 22, 2000. Ms. Meaden's employment may be terminated by consent, for cause, or as a result of death or disability, and the Company is expressly permitted to terminate without cause. If her employment is terminated for cause, she will be entitled to receive accrued salary, guaranteed bonus, and the value of accrued but unused vacation time through the date of termination. If her employment is terminated for any reason other than for cause, she will be entitled to the same amounts through the end of the term of the employment agreement; however, the Company may offset against payments due to her any compensation received by her through any affiliation with a competing business prior to the end of the term.

                             Tremont Advisers, Inc.

14.  Commitments (continued)

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

The lease for the Company's Rye New York corporate offices expires August 31, 2002 and requires monthly payments of approximately $22,700.

In September 1999, TASS entered into an office lease agreement guaranteed by the Company. It expires in June 2005 however TASS may renew the lease for two additional five-year periods. The monthly rent is approximately $14,000.

TBL's lease for corporate offices expires March 1, 2003. Such lease requires monthly payments of approximately $7,100.

Rent expense for the years ended December 31, 1999 and 1998 was $445,700 and $343,500, respectively. Future minimum obligations under noncancelable operating leases at December 31, 1999 is: 2000-$692,700, 2001-$688,200, 2002-$523,600,
2003-$319,900, 2004-$272,500 and thereafter $113,700.

15.  Employee Benefit Plan

The Company has a defined contribution plan, the Tremont Advisers, Inc. 401(k) Savings Plan (the "Plan"), which is designed to provide retirement benefits for the Company's employees. All employees who are eighteen or older and have completed one month of service with the Company are eligible to participate in the Plan. An employee may elect to defer up to 15% of his or her compensation per year to be contributed to the Plan. These contributions may be allocated among eight investment mutual funds and the Class A Common Stock or Class B Common Stock of the Company.

     On September 17, 1998, the Board of Directors adopted the Tremont Advisers, Inc. Savings Plan (the "Savings Plan"), effective as of January 1, 1998, to allow for Company matching contributions and to change the allocation formula for the Company's discretionary nonelective contributions. The Company's matching contribution for the years ending December 31, 1999 and 1998 was 25 cents for each $1 a participant contributed as an employee salary deferral, up to a deferral of 6.25% of eligible compensation ($160,000 maximum for 1999 and 1998). Company discretionary nonelective contributions are made annually, subsequent to year-end.

                             Tremont Advisers, Inc.

15.  Employee Benefit Plan (continued)

On September 30, 1999, the Board of Directors amended the retirement program to merge the Plan into the Savings Plan. All assets and participant account balances in the Plan were transferred and assigned to the Savings Plan. The
Savings Plan was also amended to allow participants to self-direct all monies held under the Savings Plan on their behalf.

The Company's expenses related to the Savings Plan were $140,200 and $110,000 for the years ended December 31, 1999 and 1998, respectively.

16.  Segment and Geographic Data

The Company is a holding company having three core areas of business: proprietary investment funds, consulting services and investment manager information. The Company's clients are investment funds, investment managers, institutional investors and high-net worth individuals to whom the Company's subsidiaries provide advice concerning the organization and management of their investment portfolio or programs. The Company also provides specialized investment services, sponsors and manages its own proprietary single-manager and multi-manager investment funds, as well as providing consulting services to investment management firms and individual investment advisers. The Company derives a significant portion of its revenues from proprietary asset-based fees and consulting services agreements with single-manager and multi-manager investment funds or their sponsors and advisers.

The following table provides a summary of the types of fees earned with respect to each of the Company's core areas of business:

                             Tremont Advisers, Inc.

16.  Segment and Geographic Data (continued)

                                                        1999            1998
                                                     ---------------------------
Revenues

 Proprietary investment funds
    Asset-based fees                                 $ 8,148,200     $ 4,928,200

 Consulting services
   Asset-based fees                                    4,050,300       3,688,000
   Performance-based fees                                853,900         434,600
   Annual retainer and special project fees            1,199,600         996,800
   Administration fees                                   381,700         185,000
   Commissions                                           348,900         423,500
                                                     ---------------------------
                                                       6,834,400       5,727,900

 Database sales                                        1,542,000            --
                                                     ---------------------------

 Total consolidated revenues                         $16,524,600     $10,656,100
                                                     ===========================

                                                             Revenues (a)
                                                    ----------------------------
                                                        1999             1998
                                                     ---------------------------

United States                                        $ 9,755,000     $ 7,107,900
Bermuda                                                5,237,900       3,548,200
United Kingdom                                         1,531,700            --
Canada                                                      --              --
                                                     ---------------------------
Consolidated total                                   $16,524,600     $10,656,100
                                                     ===========================

(a) Revenues are attributed to countries based on the location of the subsidiary performing the services.

Long-lived assets are substantially all located in the United States and the United Kingdom.

During the periods presented in the consolidated statements of income, certain proprietary investment funds accounted for a significant percentage of the Company's consolidated revenues. For the years ended December 31, 1999, and 1998, American Masters Broad Market

                             Tremont Advisers, Inc.

16.  Segment and Geographic Data (continued)

Fund, L.P. accounted for approximately 13% and 15%, respectively of consolidated revenues. In addition, for the years ended December 31, 1999 and 1998 American Masters Broad Market Prime Fund, L.P. accounted for approximately 17% and 16%, respectively, of consolidated revenues. For the years ended December 31, 1999 and 1998, revenues from other related entities (see Note 5) accounted for approximately 6% and 7% of consolidated revenues, respectively.

17.  Impact of Year 2000 (Unaudited)

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed approximately $112,400 during 1999 in connection with remediating its systems. During 2000, the Company expects to remediate certain non-critical systems at an estimated cost of $235,000 that will be funded through operating cash flows. Of the total remaining project costs, approximately $224,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $11,000 relates to other remediation efforts and will be charged to expense as incurred. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                                 Not applicable

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

The present Directors and Executive Officers of the Company are set forth below:


 Name                     Age    Position
 ----                     ---    --------

 Sandra L. Manzke         51      Chairman of the Board of Directors
                                    and Chief Executive Officer
 Robert I. Schulman       54     Director, President and Chief Operating Officer
 Bruce D. Ruehl           39     Director, Chief Investment Strategist
 Nicola Meaden            40     Director, Chief Executive Officer of TASS
 John L. Keeley, Jr.      59     Director
 Alan A. Rhein            57     Director
 Richard O'Brien          42     Director
 Jimmy L. Thomas          58     Director
 Suzanne S. Hammond       53     Secretary and Treasurer
 Stephen T. Clayton       39     Chief Financial Officer

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

     Robert I. Schulman became the Company's President and Chief Operating Officer as of May 31, 1994. He has been a Director of the Company since October 1993. Mr. Schulman became President, Chief Executive Officer and a Director of TSI as of June 1994 and Chairman and President of Tremont Futures, Inc. as of July 14, 1998. Mr. Schulman also became Chairman and Chief Executive Officer of Tremont Investment Management, Inc. on July 13, 1998. Prior to May 31, 1994, he was Executive Vice President, Director of Products & Services at Smith Barney Shearson. Mr. Schulman is a member of the Company's Audit Committee.

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

     Nicola Meaden became a Director of the Company in June 1999. Ms. Meaden is the founder and Chief Executive Officer of TASS Investment Research Limited ("TASS"). Prior to establishing TASS, Ms. Meaden worked for the London-based commodity and futures brokerage company Gourlay Wolff, where she was responsible for developing and managing its managed futures department, including launching and managing multi-manager offshore funds.

     Bruce D. Ruehl became a Director of the Company in June 1999. Mr. Ruehl joined the Company in 1993 and is currently the Company's Chief Investment
Strategist. Prior to becoming Chief Investment Strategist, Mr. Ruehl was responsible for all manager research activities of Tremont. Prior to joining Tremont, Mr. Ruehl was a vice president and principal of Reliance Properties, Inc., where he advised private real estate partnerships investing in bank and RTC-owned properties.

     Suzanne S. Hammond has been the Secretary and Treasurer of the Company since August 1991. Ms. Hammond also currently serves as a Senior Vice President, Treasurer and Secretary of TPI, and as a Director of TBL.

     Stephen T. Clayton joined the Company on January 10, 1994 and was appointed Chief Financial Officer on January 19, 1994. Mr. Clayton also became the Financial and Operations Principal and a Director of TSI in June 1994, and Chief Financial Officer and Director of TFI and TIMI in July 1998.

Item 10. Executive Compensation.

     The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and other executive officers whose total cash compensation exceeded $100,000 for services rendered to the Company and its subsidiaries for the fiscal year ended December 31, 1999 (the "Named Officers").

     All share data has been restated to reflect the impact of a five-for-four stock split distributed on August 16, 1999.

                                         Summary Compensation Table

      Annual Compensation
----------------------------------------------------------------------------------------------------------------

                                                                        Long Term Compensation

                                                                     -------------------------------------------
                                       Annual Compensation                 Awards           Payouts
----------------------------------------------------------------------------------------------------------------



                                                          Other      Restricted  Securities
                                                          Annual       Stock     Underlying    LTIP     All other
                                  Salary       Bonus    Compensation  Award(s)    Options/    Payout    Compen-
   Name and Principal     Year    ($)(a)       ($)(b)    ($) (c)      ($)         SARs (#)     ($)      sation($)
        Position
-----------------------------------------------------------------------------------------------------------------
Sandra L. Manzke,
Chief Executive Officer  1999     380,000     372,000      58,275        --        11,000        --          --
                         ----------------------------------------------------------------------------------------
                         1998     373,000     310,000        --          --          --          --          --
                         ----------------------------------------------------------------------------------------
                         1997     362,000     135,000        --          --        43,750        --          --
-----------------------------------------------------------------------------------------------------------------
Robert I. Schulman,
Chief Operating Officer  1999     342,000     334,800      58,275        --        10,000        --          --
                         ----------------------------------------------------------------------------------------
                         1998     335,700     279,000        --          --          --          --       295,000
                         ----------------------------------------------------------------------------------------
                         1997     326,250     121,500        --          --        31,250        --          --
-----------------------------------------------------------------------------------------------------------------
Bruce D. Ruehl,
Chief Investment         1999     155,000     125,000      33,300        --         5,000        --         9,050
Strategist
                         ----------------------------------------------------------------------------------------
                         1998     150,000     150,000        --          --         5,000        --          --
                         ---------------------------------------------------------------------------------------
                         1997     140,000     100,000        --          --        12,500        --          --
-----------------------------------------------------------------------------------------------------------------
Stephen T. Clayton,
Chief Financial Officer  1999     140,000     110,000      49,950        --         7,000        --        53,125
                         ----------------------------------------------------------------------------------------
                         1998     130,000      65,000        --          --         3,125        --        12,650
                         ----------------------------------------------------------------------------------------
                         1997     120,000      50,000        --          --        12,500        --          --
-----------------------------------------------------------------------------------------------------------------
Suzanne S. Hammond,
Secretary and Treasurer  1999     120,000      35,000      19,980        --         2,500        --          --
                         ----------------------------------------------------------------------------------------
                         1998     107,000      20,000        --          --         2,500        --          --
                         ----------------------------------------------------------------------------------------
                         1997     100,417      14,000        --          --          --          --          --
-----------------------------------------------------------------------------------------------------------------

(a) On December 9, 1999, the Company entered into an amendment to Ms. Manzke's employment agreement dated September 15, 1995. Under the terms of the amended agreement which expires on December 31, 2000, Ms. Manzke is entitled to receive a minimum annual base salary of $391,400. In addition, Ms. Manzke may receive incentive compensation to be determined by the Board of Directors. On December 9, 1999, the Company entered into an amendment to Mr. Schulman's employment agreement dated April 22, 1994. Under the terms of the amended agreement which expires on December 31, 2000, Mr. Schulman is entitled to receive minimum annual base compensation of $352,300. In addition, Mr. Schulman must receive incentive compensation not less than 90% of the incentive compensation paid to Ms. Manzke in any year.

(b) A portion of the bonuses for Ms. Manzke, Mr. Schulman, Mr. Ruehl, Mr. Clayton and Ms. Hammond, which accrued in 1998 were actually paid in 1999. These amounts were $105,000, $94,500, $30,000, $15,000 and $7,500, respectively. A portion of the bonuses for Ms. Manzke, Mr. Ruehl, Mr. Clayton and Ms. Hammond, which accrued in 1997 were actually paid in 1998. These amounts were $150,000, $20,000, $12,000 and $6,000, respectively. In addition, a portion of the bonuses for Ms. Manzke and Mr. Schulman which accrued in 1996 were actually paid in 1997. These amounts were $75,000 and $67,500, respectively.

(c) Represents compensation charged to each employee as a result of a distribution to them of FITX Common Stock.

--------------------------------


   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                     Values

Presented below is information with respect to unexercised stock options to purchase the Company's Class B Common Stock held by each Named Officer as of December 31, 1999.

                                                            Number of
                                                            Securities       Value of
                                                            Underlying       Unexercised
                                                            Unexercised      In-the-Money
                                                            Options at       Options at
                                                            December 31,     December 31,
                                                            1999 (#)         1999 ($)
                       Shares Acquired                      Exercisable/     Exercisable/
Name                   on Exercise (#)   Value Realized ($) Unexercisable    Unexercisable
--------------------------------------------------------------------------------------------
Sandra L. Manzke                  --            $  --        46,500/8,250      $154,750/$ --

Robert I. Schulman                --               --       221,250/7,500    $1,831,250/$ --

Bruce D. Ruehl                   5,000            9,050      10,000/6,250     $52,750/$9,000

Stephen T. Clayton               6,250           53,125      15,812/6,813     $93,100/$5,600

Suzanne S. Hammond                --               --         1,875/3,125      $4,500/$4,500



Directors' Compensation

     Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as a director. Non-employee directors of the Company received $2,500 for each Board of Directors meeting attended and $1,250 for each telephonic Board Meeting attended prior to June 30, 1999. Subsequent to June 30, 1999, each non-employee director received $5,000 for each Board of Directors meeting attended and $2,500 for each telephonic Board Meeting attended.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements.

     The Company and Sandra L. Manzke, the Company's Chairman of the Board and Chief Executive Officer, entered into an amended employment agreement pursuant to which Ms.

Manzke is entitled to a minimum base salary of $391,400 per annum. She is also entitled to a bonus as determined by the Board of Directors. Ms. Manzke's employment may be terminated due to illness, disability or other incapacity such that she is unable to perform her duties for a period of ninety (90) consecutive days. If her employment is so terminated, she will be entitled to receive her base salary and accrued bonus until December 31, 2000. In the event of her death, her right to compensation will cease.

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

     Robert I. Schulman, the President and Chief Operating Officer of the Company, entered into an amendment, as of December 9, 1999, to his employment agreement. The amended agreement expires on December 31, 2000 and will be automatically renewed from year to year unless either party terminates it in a timely manner. Mr. Schulman is entitled to a minimum base salary of $352,300 plus a bonus as the Board of Directors may determine; provided, however, that in no event will Mr. Schulman's base salary in any year be less than 90% of the base salary payable to Ms. Manzke for such year and in no event will Mr. Schulman's bonus be less than 90% of the incentive compensation payable to Ms. Manzke in such year. If Mr. Schulman is disabled or his employment is terminated by the Company without cause or by him with cause, then he will be entitled to receive his base salary and accrued bonus until December 31, 1999. In the event his employment is terminated by the Company with cause or by him without cause, or in the event of his death, his right to compensation will cease upon the date of termination or death.

     Upon executing his employment agreement in 1994, Mr. Schulman was granted options to purchase 343,750 shares of the Company's Class B Common Stock at an exercise price of $1.40 per share, the then current fair market value of the Class B Common Stock. The options are fully vested and will expire on the anniversary of the grant date in 2001. During August 1998, Mr. Schulman exercised options to purchase and purchased 156,250 shares of Class B Common Stock. In the event Mr. Schulman's employment is terminated for any reason, including the expiration of the employment agreement, any unvested options will lapse; vested but unexercised options will remain outstanding and exercisable under the original terms and conditions, subject to an option in favor of TPI to purchase all of Mr. Schulman's stock no later than seven days after the date of termination for a per share price equal to the best bid price on the date of termination and the purchase price for each option shall be the greater of (i) $1.40 or (ii) the amount of the best bid price for a share of Common Stock on the date of termination less $1.40. Mr. Schulman has agreed that he will not dispose of the Class B Common Stock he acquires pursuant to the options or the unexercised options without first offering them to TPI for the per share price applicable in the case of the termination of his employment.

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

     In connection with the TASS acquisition, the Company entered into an employment agreement with Ms. Meaden pursuant to which she serves as TASS's Chief Executive Officer for a minimum base salary of $150,000 per year, a guaranteed bonus of $50,000 per year and such other bonus as may be determined by the Board of Directors. Ms. Meaden's employment may be terminated by consent, for cause, as a result of death or disability, and the Company is expressly permitted to terminate without cause. If Ms. Meaden's employment is terminated for cause, she will be entitled to receive accrued salary, guaranteed bonus, and the value of accrued but unused vacation time through the date of termination. If her employment is terminated for any other reason other than for cause, she will be entitled to the same amounts through the end of the term of the employment agreement; however, the Company may offset against payments due to her any compensation received by her through any affiliation with a competing business prior to the end of the term.

     Simultaneously, the Company had entered into an employment agreement with Laurence Huntington Taylor, II pursuant to which he served as the Company's Senior Vice President of Global Marketing and Sales. Mr. Taylor's agreement contained the same provisions as Ms. Meaden's. The agreement was terminated by mutual agreement as of January 22, 2000 and the parties entered into an Agreement and Release pursuant to which Mr. Taylor will receive, through March 11, 2001, the end of the term of his employment agreement, his salary (an aggregate of $175,000) and his guaranteed bonus (an aggregate of $50,000). These payments are subject to offset by an amount equal to any compensation received by Mr. Taylor as a result of any affiliation with a competing business prior to March 11, 2001. Mr. Taylor is also permitted to exercise the Stock Options that he would have been entitled to exercise if his employment were to have continued until March 12, 2001.

Class B Options

     During May and June 1997, options to purchase 25,000 shares and 156,250 shares, respectively, were granted to the directors and certain executive employees at $3.00 per share. At September 30, 1997, 16,666 options lapsed due to an employee's termination of employment. The remaining options have vested and become exercisable. In the event a director or employee ceases to serve as such, the Company will have the option, exercisable no later than seven days after the date of termination of the relationship, to purchase all of the director's or employee's vested options. The purchase price for each share of Class B Common Stock shall be equal to the best bid price on the date of such termination, and the purchase price for each option shall be the greater of (i) $3.00, or (ii) the amount of the best bid price for a share of Class B Common Stock on the date of such termination less $3.00. During 1999 certain directors and officers exercised options to purchase an aggregate of 25,000 and 12,500 shares, respectively, of the Company's Class B Common.

     As of December 31, 1999, options to purchase 187,500 shares, 123,957 shares, 183,082 shares, 22,025 shares, 2,750 shares and 20,813 shares of Class B Common Stock for $1.40, $3.00, $6.40, $10.00, $11.00 and $12.00 , respectively, were exercisable by the Company's directors and executives.

     The foregoing has been adjusted to give effect to the impact of the five-for-four split distributed on August 16, 1999.

1998 Stock Option Plan

     On September 17, 1998, the Company's Board of Directors adopted, subject to shareholder approval, the Tremont Advisers, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the issuance of up to 250,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1998 Plan authorizes the grant of incentive stock options, non-qualified stock options and stock rights. The exercise price for incentive stock options shall not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall not be less than the minimum legal consideration required therefore under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The 1998 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards. As of December 31, 1999, 11,000 and 88,100 options have been granted at $11.00 per share and $10.00 per share, respectively, under the 1998 plan. As of December 31, 1998, 29,250 options have been granted at $6.40 per share under the 1998 Plan. These options have a five year term and will vest and become exercisable on the following schedule: 25% on the date of grant, 25% of the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.

     The foregoing has been adjusted to give effect to the impact of the five-for-four split distributed on August 16, 1999.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors, and by such members and by the Company's officers as a group, as well as certain other beneficial owners as of March 2, 2000. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed. The following information has been furnished to the Company or is based on Schedules 13D, or any amendments thereto, received by the Company as filed with the Commission.

     The information set forth in the table has been adjusted to reflect the impact of the five-for-four stock split distributed on August 16, 1999.

Name and Address of                              Number of
Beneficial Owner                                Shares Owned                   % of
----------------                                ------------                   ----

                                             Class A     Class B        Class A     Class B
                                             -------     -------        -------     -------
Sandra L. Manzke (1)                         229,500     482,470          14%          12%
555 Theodore Fremd Avenue
Rye, New York


Robert I. Schulman (2)                         2,455     464,689           *           11%
555 Theodore Fremd Avenue
Rye, New York


John L. Keeley, Jr. (3)                      101,987     444,532           6           11%
401 South LaSalle Street
Chicago, Illinois


Alan Rhein (4)                                  --        41,875        --              1%
405 Park Avenue
New York, New York


Jimmy L. Thomas (5)                             --        63,750        --              2%
1100 Wilson Boulevard
Arlington, VA 22234


Suzanne S. Hammond (6)                          --        31,790        --              1%
555 Theodore Fremd Avenue
Rye, New York


Stephen T. Clayton (7)                           948      46,559           *            1%
555 Theodore Fremd Avenue
Rye, New York


Bruce D. Ruehl (8)                               251     136,713           *            3%
555 Theodore Fremd Avenue
Rye, New York


Mario J. Gabelli (9)                         671,507     245,868          42            6%
Gabelli Asset Management Inc.
555 Theodore Fremd Avenue
Rye, New York


Brighton Communications Corporation (10)        --       142,611        --              3%
401 Theodore Fremd Ave
Rye, New York


MGL Investments Ltd. (11)                       --     1,081,230        --             27%
One Logan Square
Suite 1400
Philadelphia, PA


Nicola Meaden (12)                              --       202,398        --              5%
Charter House
13-15 Carteret Street
London, England


Directors and Officers as a group:           335,141   1,914,776          21%          47%

*    Less than one percent.

(1) Includes 12,500 shares of Class A Common Stock held by the Tremont Advisers, Inc., 401(k) Savings Plan for the benefit of Ms. Manzke. The 482,470 shares of Class B Common Stock include 54,281 shares held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Ms. Manzke and 46,500 shares represent certain stock options granted to Ms. Manzke by the Company that have vested.

(2) The 2,455 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Schulman. Of the 464,689 shares of Class B Common Stock, 221,250 shares represent certain stock options granted to Mr. Schulman by the Company that have vested and 10,568 shares are held by the Tremont Advisers, inc. 401(k) Savings Plan for the benefit of Mr. Schulman.

(3) The 101,987 shares of Class A Common Stock are beneficially owned by Mr. Keeley. Of the 444,532 shares of Class B Common Stock reported, 206,250 shares reported are beneficially owned by Mr. Keeley and include 25,000 shares held in the name of his wife, 11,250 shares held by the John L. Keeley Jr. Foundation, 43,750 shares held by the KIC Profit Sharing Plan & Trust for the benefit of Mr. Keeley for which Mr. Keeley is Trustee, and 43,750 shares held by the KIC Pension Plan & Trust for the benefit of Ms. Keeley and for which Mr. Keeley is Trustee and 7,500 shares represent certain stock options granted to Mr. Keeley by the Company that have vested. Of the remaining 106,782 shares of Class B Common Stock, 82,140 shares are owned by Kamco Limited Partnership No. 1 ("KLP") and 24,642 shares held by JGJ Partnership of which Mr. Keeley is a partner. Mr. Keeley is the sole general partner of KLP, an investment partnership organized under the laws of Illinois. Mr. Keeley is deemed to have a beneficial ownership of securities owned beneficially by each of the foregoing entities.

(4) Of the 41,875 shares of Class B Common Stock beneficially owned by Mr. Rhein, 16,875 shares represent certain stock options granted to Mr. Rhein that have vested.

(5) Of the 63,750 shares of Class B Common Stock beneficially owned by Mr. Thomas, 1,250 shares represent certain stock options granted to Mr. Thomas that have vested.

(6) Of the 31,790 shares of Class B Common Stock beneficially owned by Ms. Hammond, 1,875 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Ms. Hammond and 1,875 shares represent certain stock options granted to Ms. Hammond that have vested.

(7) The 948 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton. Of the 46,559 shares of Class B Common Stock, 15,812 shares represent certain stock options granted to Mr. Clayton by the Company that have vested, 4,582 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Clayton, 4,500 shares are held in the name of his wife, for which Mr. Clayton specifically disclaims beneficial ownership and 250 shares are held in the name of his minor children, for which Mr. Clayton is deemed to have beneficial ownership.

(8) The 251 shares of Class A Common Stock are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl. Of the 136,713 shares of Class B Common Stock, 1,712 shares are held by the Tremont Advisers, Inc. 401(k) Savings Plan for the benefit of Mr. Ruehl and 10,000 shares represent certain stock options granted to Mr. Ruehl by the Company that have vested.

(9) Includes 406,731 shares of Class A Common Stock and 2,833 shares of Class B Common Stock owned by family trusts or partnerships over which Mr. Gabelli has sole voting power and investment power. Does not include shares listed elsewhere in this table which are held by Brighton Communications Corporation, of which Mr. Gabelli specifically disclaims beneficial ownership. Mr. Gabelli is the principal shareholder, as well as the Chairman of the Board and Chief Executive Officer, of Gabelli Asset Management Inc. ("GAMI"), the ultimate parent company for a variety of operating companies engaged in various aspects of the securities business, including Gabelli Funds, LLC, a wholly-owned subsidiary of GAMI and a registered investment adviser; GAMCO Investors, Inc. ("GAMCO"), a wholly-owned subsidiary of GAMI and a registered investment adviser; Gabelli Securities, Inc. ("GSI"), a majority-owned subsidiary of GAMI; and Gabelli & Company, Inc. ("Gabelli & Company"), a wholly-owned subsidiary of GSI and a registered broker-dealer. Mr. Gabelli is also Chairman of the Board and Chief Executive Officer of Gabelli Group Capital Partners, Inc. ("GGCP"), which owns approximately 80% of the common stock of GAMI. GGCP, GAMI, GAMCO, GSI and Gabelli & Company are herein referred to as "affiliates" of Mr. Gabelli. Acting in these capacities, Mr. Gabelli has the authority for making voting and investment decisions on behalf of the affiliates and, therefore, may be deemed to be the beneficial owner of shares of the Company owned by or held in accounts of such affiliates. Of the remaining 264,776 shares of Class A Common Stock owned by Mr. Gabelli and affiliates of Gabelli, 52,500 shares are held by GSI and 281 shares are held by GGCP.

(10) Mr. Gabelli is Chairman of the Board and Chief Executive Officer of Brighton, and he and his affiliates and their clients are principal shareholders of Lynch. Mr. Gabelli may be deemed to be a beneficial owner of the shares of the Company owned by Brighton by virtue of his and certain affiliated parties' significant beneficial ownership of the common stock of Lynch. Mr. Gabelli, however, specifically disclaims beneficial ownership of all of the shares of the Company's Common Stock held by Lynch.

(11) In July 1997, Mutual Risk Management ("MRM"), an international risk management company, indirectly acquired an equity interest in the Company. In July 1997, MGL Investments Ltd. ("MGL"), a wholly-owned subsidiary of MRM, purchased 768,750 shares of outstanding Class B Common Stock at a price of $3.00 per share pursuant to a tender offer. In addition, the Company simultaneously sold MGL 252,956 shares of Class B Common Stock at a price of $3.00 per share. As a result of these transactions, MRM then indirectly owned, through MGL, Class B Common Stock equal to 20% of the aggregate of the Company's outstanding Class A Common Stock and Class B Common Stock. Pursuant to the 1997 Stock Purchase Agreement MGL has the right to acquire an amount of stock to keep their pro rata ownership at the same purchase price and terms offered to prospective purchasers. In connection with the shares issued in the TASS acquisition, MGL exercised its right and purchased 59,524 shares of Class B Common Stock at $6.00 per share.

(12) Of the 202,398 shares of Class B Common Stock beneficially owned by Ms. Meaden, 122,186 shares represent certain stock options granted to Ms. Meaden that have vested.

Item 12. Certain Relationships and Related Transactions.

     In August 1999, certain of the Company's officers and directors, as well as other employees, received bonus compensation in the form of a distribution of an aggregate of 120,750 shares of FITX common stock having a total value of $402,100. No such bonus had a value in excess of $58,300. TBL owns approximately 24.5% of all of FITX's outstanding stock, including both common and preferred. Ms. Manzke and Messrs. Schulman, Thomas, Rhein and Keeley personally invested $25,500, $51,000, $90,000, $51,000 and $50,000 respectively, in FITX's Series B
Preferred Stock.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Company are included in Item 7:

     Reports of Independent Auditors..........................................26
     Consolidated Balance Sheets as of December 31, 1999 and 1998.............29
     Consolidated Statements of Income for the years ended
        December 31, 1999 and 1998............................................30
     Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1999 and 1998............................................31
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1999 and 1998............................................32
     Notes to Consolidated Financial Statements...............................34

     Exhibit No.

     3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     3.2 By-Laws of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     3.3 Amendment to the Certificate of Incorporation of the Company dated December 23, 1993 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

     3.4 Amendment to the Certificate of Incorporation of the Company dated August 6, 1998 (incorporated herein by reference to Company's Form 10-KSB filed with the Commission March 19, 1999).

     4.1  Specimen   representing   the  Rights   Certificate   of  the  Company
(incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     4.2 Specimen representing the Class A Common Stock, $0.01 par value, of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     10.9 Consulting Services Agreement dated as of May 1, 1991 between Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

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

     10.55  Employment  Agreement,  dated as of July 17,  1998  between  Tremont
Investment Management and Robert Parnell (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.58 Agreement and Plan of Reorganization, dated as of March 8, 1999 by and among Tremont Advisers, Inc., Tass Management Limited and Nicola Meaden, Laurence Huntington Taylor, II, Colin Myers, Norma Smith and Valerie Benard (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.59 Registration Rights Agreement, dated as of March 11, 1999 by and among Tremont Advisers, Inc. and Nicola Meaden, Laurence Huntington Taylor, II, Valerie Benard, Colin Myers and Norma Smith (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.60 Employment Agreement, dated as of March 11, 1999, by and between Tremont Advisers, Inc. and Laurence Huntington Taylor II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
1999).

     10.61 Employment Agreement, dated as of March 11, 1999, by and among Tass Management Limited, Tremont Advisers, Inc. and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.62 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisers, Inc. and Laurence Huntington Taylor, II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.63 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisers, Inc. and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
1999).

     10.64 Amendment to Employment Agreement dated as of December 9, 1999 between the Company and Sandra L. Manzke.

     10.65 Amendment to Employment Agreement dated as of December 9, 1999 between the Company and Robert I. Schulman

     10.66 Agreement and Release dated as of January 22, 2000 between the Company and Laurence Huntington Taylor II.

     21.1 Subsidiaries of the Company

     23.1 Consent of Ernst & Young LLP, independent auditor

     23.2 Consent of Goldstein Golub Kessler LLP, independent auditors.

     23.3 Consent of Goldstein Golub Kessler LLP, independent auditors.

     27.0 Financial Data Schedule

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K dated December 23, 1999 describing a Letter of Intent entered into to form a Canadian joint venture with Robert J. Panell and TAL Global Asset Management Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TREMONT ADVISERS, INC.
                                          (Registrant)

                                          By /s/ Stephen T. Clayton
                                             -----------------------------------
                                          Stephen T. Clayton
                                          Chief Financial Officer
                                          (Duly authorized Officer and Principal
                                          Financial and Accounting Officer)
Dated: March 17, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                                    Date
---------                     -----                                    ----


/s/ Sandra L. Manzke          Chairman of the Board and           March 17, 2000
--------------------          Chief Executive Officer
Sandra L. Manzke


/s/ Robert I. Schulman        President; Chief Operating          March 17, 2000
----------------------        Officer and Director
Robert I. Schulman


/s/ John L. Keeley, Jr.       Director                            March 17, 2000
-----------------------
John L. Keeley, Jr.


/s/ Nicola Meaden             Director                            March 17, 2000
-----------------
Nicola Meaden

/s/ Bruce Ruehl               Director                            March 17, 2000
---------------
Bruce Ruehl

/s/ Richard O'Brien           Director                            March 17, 2000
-------------------
Richard O'Brien


 /s/ Alan A. Rhein            Director                            March 17, 2000
------------------
Alan A. Rhein


/s/ Jimmy L. Thomas           Director                            March 17, 2000
-------------------
Jimmy L. Thomas


/s/ Suzanne S. Hammond        Secretary & Treasurer               March 17, 2000
----------------------
Suzanne S. Hammond


/s/ Stephen T. Clayton        Chief Financial Officer             March 17, 2000
----------------------
Stephen T. Clayton

                                  EXHIBIT INDEX

     3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     3.2 By-Laws of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     3.3 Amendment to the Certificate of Incorporation of the Company dated December 23, 1993 (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

     3.4 Amendment to the Certificate of Incorporation of the Company dated August 6, 1998 (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     4.1  Specimen   representing   the  Rights   Certificate   of  the  Company
(incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     4.2 Specimen representing the Class A Common Stock, $0.01 par value, of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     10.9 Consulting Services Agreement dated as of May 1, 1991 between Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

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

     10.45 Stock Option Agreement dated June 12, 1997 between the Company and Robert I. Schulman. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 18, 1998).

     10.46 Stock Option Agreement dated June 12, 1997 between the Company and John L. Keeley, Jr. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 18, 1998).

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

     10.55  Employment  Agreement  dated as of July  17,  1998  between  Tremont
Investment Management and Robert Parnell (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.58 Agreement and Plan of Reorganization, dated as of March 8, 1999 by and among Tremont Advisers, Inc., Tass Management Limited and Nicola Meaden, Laurence Huntington Taylor, II, Colin Myers, Norma Smith and Valerie Benard (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.59 Registration Rights Agreement, dated as of March 11, 1999 by and among Tremont Advisers, Inc. and Nicola Meaden, Laurence Huntington Taylor, II, Valerie Benard, Colin Myers and Norma Smith (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.60 Employment Agreement, dated as of March 11, 1999, by and between Tremont Advisers, Inc. and Laurence Huntington Taylor II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
1999).

     10.61 Employment Agreement, dated as of March 11, 1999, by and among Tass Management Limited, Tremont Advisers, Inc. and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.62 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisers, Inc. and Laurence Huntington Taylor, II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.63 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between Tremont Advisers, Inc. and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
1999).

     10.64  Amendment  to  Employment  Agreement  dated as of  December  9, 1999 between the Company and Sandra L. Manzke......................................78

     10.65  Amendment  to  Employment  Agreement  dated as of  December  9, 1999 between the Company and Robert I. Schulman ...................................80

     10.66  Agreement  and  Release  dated as of January  22,  2000  between the
Company and Laurence Huntington Taylor II.....................................82

     21.1     Subsidiaries of the Company.....................................90

     23.1     Consent of Ernst & Young LLP, independent auditors..............91

     23.2     Consent of Goldstein Golub Kessler LLP, independent auditors....92

     23.3     Consent of Goldstein Golub Kessler LLP, independent auditors....93

     27.0     Financial Data Schedule.........................................94