Form 10QSB
period 2000-03-31
TREMONT ADVISERS INC
filed 2000-05-15
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number:  0-27077

                             TREMONT ADVISERS, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                              06-1210532
  (State or other jurisdiction                                 (I.R.S. Employer
or incorporation or organization)                             Identification No)

                 555 Theodore Fremd Avenue, Rye, New York 10580
               (Address of principal executive offices) (Zip Code)

                                 (914) 925-1140
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X_ No___

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                         DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes ___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on May 10, 2000 was 1,595,118, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 4,020,661 as of the same date.

                                      INDEX


                             Tremont Advisers, Inc.



PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements. (Unaudited)

    Condensed Consolidated Balance Sheets - March 31, 2000 (unaudited)
       and December 31, 1999 (audited)                                        1

    Condensed Consolidated Statements of Income -
       three months ended March 31, 2000 and 1999                             2

    Condensed Consolidated Statement of Shareholders' Equity -
       three months ended March 31, 2000                                      3

    Condensed Consolidated Statements of Cash Flows -
       three months ended March 31, 2000 and 1999                             4

    Notes to Condensed Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis                                13



Part II - Other Information

Item 1.  Legal Proceedings                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signature                                                                    16

Exhibit 27 - Financial Data Schedule                                         17

                         Part 1 - Financial Information

Item 1. Financial Statements.

                             Tremont Advisers, Inc.
                      Condensed Consolidated Balance Sheets

                                                            March 31, 2000       December 31, 1999
                                                            --------------       -----------------
                                                              (Unaudited)            (Audited)
Assets
Current Assets
  Cash and cash equivalents                                  $  2,830,400          $  2,879,300
  Accounts receivable, net                                      3,960,200             3,682,700
  Dividend receivable                                                --                  31,000
  Prepaid expenses and other assets                               317,200               263,800
                                                             ------------          ------------
Total current assets                                            7,107,800             6,856,800


Investments (cost $3,292,400 and $3,092,400)                    4,586,800             4,243,500
Investments in joint ventures (cost $483,000 and $408,600)      2,246,500             2,231,700


Fixed assets, net                                                879,700                774,500

Goodwill, net                                                  1,945,300              1,999,800

Other assets                                                      30,300                 30,300

                                                             ------------          ------------
Total assets                                                 $ 16,796,400          $ 16,136,600
                                                             ============          ============

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                           $    381,300          $    563,800
  Accrued expenses                                              2,205,600             2,492,800
  Deferred revenue                                              1,267,900             1,363,500
  Income taxes payable                                            222,300               191,700
  Deferred income taxes payable                                    38,300                32,600
                                                             ------------          ------------
Total current liabilities                                       4,115,400             4,644,400

Deferred income taxes payable                                   1,099,400               836,800


Shareholders' equity
  Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                       --                    --
  Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,595,118 shares issued and outstanding           16,000                16,000
  Class B Common Stock, $0.01 par value, 10,000,000 shares
     authorized, 4,020,349 shares issued and outstanding           40,200                40,200
Additional paid in capital                                      7,901,800             7,901,800
Retained earnings                                               3,623,300             2,698,200
Cumulative foreign currency translation adjustment                    300                  (800)
                                                             ------------          ------------
Total shareholders' quity                                      11,581,600            10,655,400
                                                             ------------          ------------
Total liabilities and shareholders' equity                   $ 16,796,400          $ 16,136,600
                                                             ============          ============


See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

                             Tremont Advisers, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31
                                                         2000           1999
                                                     -----------    -----------
Revenues
Consulting fees                                      $ 4,299,900    $ 3,083,800
Database information sales                               388,400        143,300
Commissions                                               84,900        100,400
Performance fees                                          82,000         50,300
                                                     -----------    -----------
Total revenues                                         4,855,200      3,377,800


Expenses
Compensation                                           1,874,900      1,262,900
General and administrative                               960,800        808,500
Consulting                                               529,200        373,000
Depreciation                                              85,300         51,200
Amortization of intangibles                               54,500        110,900
                                                     -----------    -----------
Total expenses                                         3,504,700      2,606,500

Equity earnings of investments                           236,300        101,900
Loss from joint ventures                                 (59,600)        (8,100)
Other income, net                                          3,800         10,600
                                                     -----------    -----------

Income before income taxes                             1,531,000        875,700
Provision for income taxes                               605,900        290,100
                                                     -----------    -----------
Net income                                           $   925,100    $   585,600
                                                     ===========    ===========

Net income per common share-basic*                   $      0.16    $      0.11
                                                     ===========    ===========

Net income per common share - assuming dilution*     $      0.16    $      0.10
                                                     ===========    ===========

See accompanying notes.

* March 31, 1999 per share data was adjusted for the five for four stock split paid on August 16, 1999.

                                                                     Tremont Advisers, Inc.
                                                    Condensed Consolidated Statement of Shareholders' Equity
                                                                           (Unaudited)

                                               Common Stock              Additional                           Total
                                                 Par Value                Paid In         Retained        Shareholders'
                                          Class A         Class B         Capital         Earnings           Equity
                                         -------------------------------------------------------------------------------
Balance at December 31, 1999             $ 16,000       $ 40,200        $ 7,901,800      $ 2,698,200       $10,655,400

Comprehensive Income:

Net Income                                                                                   925,100           925,100

Foreign Currency Translation                                                                                     1,100
                                         -------------------------------------------------------------------------------

Comprehensive Income                                                                                           926,200
                                         -------------------------------------------------------------------------------

Balance at March 31, 2000                $ 16,000       $ 40,200        $ 7,901,800      $ 3,623,300       $11,581,600
                                         ===============================================================================


See accompanying notes.

                             Tremont Advisers, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                        2000           1999
                                                     -----------    -----------
Operating Activities
Net income                                           $   925,100    $   585,600
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation                                            85,300         51,200
  Amortization of intangibles                             54,500        110,900
  Equity earnings of investments                        (236,300)      (101,900)
  Losses from joint ventures                              59,600          8,100
  Deferred income taxes payable                          268,300         62,700
  Foreign currency translation adjustment                  1,100         (1,300)
Changes in operating assets and liabilities:
    Accounts receivable                                 (277,500)      (243,100)
    Dividend receivable                                   31,000           --
    Other assets                                            --          162,900
    Prepaid expenses and other                           (53,400)        10,000
    Accounts payable                                    (182,500)       (98,900)
    Accrued expenses                                    (287,200)      (277,100)
    Deferred revenue                                     (95,600)           300
    Income taxes payable                                  30,600        205,700
                                                     -----------    -----------
Net cash provided by operating activities                323,000        475,100

Investing activities
Purchase of fixed assets                                (190,500)       (60,100)
Withdrawal from investments                              193,000           --
Purchase of investments                                 (300,000)      (688,800)
Cash acquired from acquisition of TASS                      --          102,000
Investments in joint ventures                            (74,400)          --
                                                     -----------    -----------
Net cash used by investing activities                   (371,900)      (646,900)

Financing activities
Proceeds from issuance of Class B Common Stock              --          357,200
Exercise of Class B Common Stock options                    --           75,000
Tax benefit from exercise of stock options                  --           19,300
                                                     -----------    -----------
Net cash provided by financing activities                   --          451,500

Net increase (decrease) in cash and cash equivalents     (48,900)       279,700
Cash and cash equivalents at beginning of period       2,879,300      1,893,800
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,830,400    $ 2,173,500
                                                     ===========    ===========

See accompanying notes.

                             Tremont Advisers, Inc.
             Condensed Consolidated Statements of Cash Flows (con't)
                                   (Unaudited)


Supplemental disclosures of cash flow information:

                                                          Three Months Ended
                                                                March 31
                                                          2000           1999
                                                       ----------     ----------
Financing activities
Noncash transactions related to the
      issuance of Class B Common Stock in
      the Tass acquisition                             $     --       $1,428,600


Investing activities
Liabilities assumed in the Tass acquisition
     Deferred revenue                                        --          793,600
     Accounts payable                                        --           39,200
     Accrued expenses                                        --          411,500
     Short-term debt                                         --          236,800


Assets acquired in the Tass acquisition
     Fixed assets, net                                       --           81,100
     Accounts receivable                                     --          184,500
     Prepaid and other                                       --           47,000
     Customer contracts                                      --          555,500
     Goodwill                                                --        2,181,400

Accrued acquistion costs                                     --          241,800


See accompanying notes.

                             Tremont Advisers, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

NOTE B - Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and it's majority owned subsidiaries. All inter-company transactions and accounts have been eliminated in consolidation.

Intangibles - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of the business acquired. Goodwill is amortized on a straight-line basis over ten years. Other intangible assets, including customer contracts, which are included in prepaid expenses and other assets, are amortized over their economic lives, generally one year.

Earnings per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average number of common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. All prior year per share and share outstanding data have been restated to reflect the impact of the five for four stock split paid on August 16, 1999.

Minority Interest - The Company presently owns 65% of Tremont Investment Management Inc. ("TIMI"). For financial reporting purposes, the assets, liabilities and losses of TIMI have been included in the Company's condensed consolidated financial statements.

Concentrations of Credit Risk - The Company's accounts receivable are not concentrated in any specific geographic region, but are concentrated in the investment industry. The Company's exposure to credit risk associated with nonpayment by customers is affected by conditions within the investment industry.

Income Taxes - The provision for income taxes includes federal and state taxes currently payable, after reduction for undistributed earnings of foreign subsidiaries considered permanently reinvested, and those deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. A valuation allowance is recorded, based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassifications - Certain prior year balances have been reclassified to conform with current year's presentation.

NOTE C - Investments

The  following  table  sets  forth   financial   information  of  the  Company's
investments in certain proprietary limited partnerships at March 31, 2000.


                                                           American Masters   American Masters    American Masters      Tremont
                                                             Broad Market       Broad Market       Market Neutral       Masters
                                                              Fund, L.P.      Prime Fund, L.P.       Fund, L.P.          Fund
                                                           ------------------------------------------------------------------------
                                                            (Unaudited)        (Unaudited)         (Unaudited)         (Unaudited)
Total assets                                               $ 315,621,800      $ 370,784,800       $  12,002,200       $     580,400

Total liabilities                                              2,126,000        114,287,100              28,600                --

Net investment income/(loss)                               $     972,100      $    (982,400)      $     (30,800)      $        --

Realized and unrealized gain                                  14,340,200         16,629,000             446,300              24,100
                                                           ------------------------------------------------------------------------
Net income                                                 $  15,312,300      $  15,646,600       $     415,500       $      24,100
                                                           ========================================================================

General partner                                                      TPI                TPI                 TFI                TIMI
GP investment in partnership--at market value              $   1,006,400      $     592,200       $     721,000       $     580,400
GP investment in partnership--at cost                            423,600            467,900             605,000             500,100
Proportionate share of earnings (1)                               50,400             37,800              26,100              24,100
Proportionate share of fund's net assets                            0.32%              0.23%               6.02%             100.00%

(1)  Proportionate   share  of  earnings  is  included  in  equity  earnings  of investments in the condensed consolidated financial statements.


Meridian Horizon Fund, L.P. - Meridian Horizon Fund, L.P. is a Delaware limited partnership that was organized for the purpose of achieving a high total return and preservation of capital utilizing a multi-manager approach to investing. At March 31, 2000 and December 31, 1999, total assets of the fund were $481 million and $372 million, respectively. In addition, net investment losses for the three months ended March 31, 2000 and 1999 were $1.7 million and $.9 million, respectively, and realized and unrealized gains were $40.4 million and $12.4 million, respectively, resulting in net income of $38.7 million and $11.5 million, respectively. At March 31, 2000 and December 31, 1999, TPI had an investment of $538,100 (cost - $250,000) and $501,500 (cost-$250,000), respectively, representing .12% and .14%, respectively, of Meridian's net assets. For the three months ended March 31, 2000 and 1999, TPI's proportionate share of Meridian's income is $36,600 and $20,100, respectively.

Tremont Broad Market Fund, LDC - Tremont Broad Market Fund, LDC ("TBMF") is a Cayman Island limited duration corporation organized for the purpose of achieving capital growth through hedged investments. At March 31, 2000 and December 31, 1999, TBL's investment in TBMF was $998,500 (cost - $900,000) and $640,900 (cost - $600,000), respectively. TBL's proportionate share of operating income is $57,600 and none, respectively. TBL serves as the investment adviser, administrator and registrar and transfer agent of TBMF.

NOTE D -Investments in Joint Ventures

At March 31, 2000 and December 31, 1999, TBL's investment in Tremont MRM Services Limited (TMRM), an international risk management company incorporated under the laws of Bermuda, in which TBL has a 38.75% interest, was $504,900 (cost - nil) and $394,900 (cost - nil), respectively. In addition, for the three months ended March 31, 2000 and 1999, TBL's proportionate share of operating income was $110,000 and none, respectively TMRM provides product development, marketing and administrative services to TIIL. On April 11, 2000, TMRM declared and paid a dividend of $111,600.

At March 31, 2000 and December 31, 1999, TBL's investment in FITX Group Limited ("FITX") was $1,680,400 (cost - $420,700) and $1,775,600 (cost - $346,300), respectively. For the three months ended March 31, 2000 and, 1999, TBL's proportionate share of losses were $169,600 and none respectively. In addition, FITX has agreed to pay TBL on-going annual royalties for net revenues earned in connection with the on-line usage of the TASS+ database. These royalties were not significant for the three months ended March 31, 2000.


NOTE E - Accrued Expenses

Accrued expenses consist of the following:

                                        March 31, 2000      December 31, 1999
                                        --------------      -----------------
                                          (Unaudited)           (Audited)

     Consulting fees                      $1,228,600           $1,027,200
     Compensation                            514,900              507,000
     Professional fees                        94,200              262,500
     Short-term notes payable                113,600              368,400
     Employee benefits payable               162,800              138,800
     Other                                    91,500              188,900
                                          ==========           ==========
                                          $2,205,600           $2,492,800
                                          ==========           ===========

NOTE F - Stock Options

A summary of the Company's stock option activity for three months ended March 31, 2000 is as follows:

     Outstanding-beginning of period:                 782,872
     Granted                                             --
     Exercised                                           --
     Lapsed                                           -------
     Outstanding-end of period                        782,872
                                                      =======

     Exercisable at end of period                     540,127
                                                      =======

NOTE G - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and deferred tax assets as of March 31, 2000 and December 31, 1999 are as follows:

                                                            March 31 2000       December 31 1999
                                                            -------------       ----------------
Deferred tax liabilities:
   Tax over book depreciation                                $    20,000             $    16,600
   Unrealized appreciation in limited partnerships                42,400                  36,700
   Undistributed earnings of foreign subsidiary                1,105,600                 829,000
                                                             -----------             -----------
Total deferred tax liabilities                                 1,168,000                 882,300

Deferred tax assets:
   Net operating loss carryforward of foreign subsidiaries       330,200                 248,800
   Bad debt reserves                                               4,100                   4,100
   Organization costs                                                400                     800
   Deferred revenue of foreign affiliate                          25,800                   8,000
   Valuation allowance                                          (330,200)              (248,800)
                                                             -----------             -----------
Total deferred tax assets                                         30,300                  12,900
                                                             -----------             -----------
Net deferred tax liability                                   $ 1,137,700             $   869,400
                                                             ===========             ===========

The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a higher effective tax rate than the statutory income tax rate. The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                             Three months ended
                                                                  March 31
                                                    2000                            1999
                                           ------------------------------------------------------
                                            Amount         Percent         Amount         Percent
                                           ------------------------------------------------------
Statutory federal income tax rate           $520,500        34.0          $297,800         34.0
State taxes, net of federal benefit           52,900         3.5            28,000          3.2
Permanently reinvested foreign income             --          --           (68,000)        (7.8)
Other                                         32,500         2.1            32,300          3.7
                                           ------------------------------------------------------
                                            $605,900        39.6          $290,100         33.1
                                           ======================================================

During the three months ended March 31, 2000, the Company made federal income tax payments and state income, minimum and capital tax payments of $240,000 and $67,000, respectively. No federal or state income tax payments were made for the three months ended March 31, 1999.

Deferred  income  taxes  were not  provided  on  certain  undistributed  foreign earnings (cumulatively $1,170,000 at March 31, 2000) of TBL because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $397,800 would have been provided.

At March 31, 2000 and 1999, the Company had no net operating loss carryforwards for U.S. federal tax purposes. At March 31, 2000, TIMI, the Canadian subsidiary, and TASS, the U.K. subsidiary, have generated cumulative net operating losses of approximately $276,000 and $664,000, respectively, against which a full valuation allowance has been recorded. The net operating loss carry forward period for TIMI is seven years and there is no limitation on the carry forward loss period for TASS.

NOTE H - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three months ended March 31
                                                                             2000         1999
                                                                          ----------   ----------
Numerator:

     Net Income - numerator for basic and dilutive earnings per share     $  925,100   $  585,600
     (income available to stockholders)

Denominator:

     Denominator for basic earnings per share - weighted average shares    5,615,467    5,357,208

Effect of dilutive securities:

     Employee stock options                                                  329,969      277,542
                                                                          ----------   ----------

Denominator for diluted earnings per share - adjusted weighted-average
     shares and assumed conversions                                        5,945,436    5,634,750
                                                                          ==========   ==========

Basic earnings per share                                                  $     0.16   $     0.11
                                                                          ==========   ==========

Diluted earnings per share                                                $     0.16   $     0.10
                                                                          ==========   ==========


NOTE I - Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

NOTE J - Segment and Geographic Data

The Company is a holding company having three core areas of business: consulting services, information and research, and investment products. The Company's clients are investment funds, investment managers, institutional investors and high-net-worth individuals to whom the Company's subsidiaries provide advice concerning the organization and management of their investment portfolio and programs. The Company also provides specialized investment services, sponsors and manages its own proprietary single-manager and multi-manager investment funds, as well as providing consulting services to investment management firms and individual investment advisers. The Company derives a significant portion of its revenues from proprietary asset-based fees and consulting services agreements with single-manager and multi-manager investment funds or their sponsors and advisers.

The following table provides a summary of the types of fees earned with respect to each of the Company's core areas of business:

                                                           Three months ended
                                                                March 31
                                                          2000           1999
                                                       -------------------------
                                                              (Unaudited)
Revenues

Proprietary investment funds
  Asset-based fees                                     $2,622,400     $1,761,300

Consulting services
  Asset-based fees                                      1,206,200        944,300
  Performance-based fees                                   82,000         50,300
  Annual retainer and special project fees                344,800        319,200
  Administration fees                                     126,500         59,000
  Commissions                                              84,900        100,400
                                                       ----------     ----------
                                                        1,844,400      1,473,200

Database sales                                            388,400        143,300
                                                       ----------     ----------
Total revenues                                         $4,855,200     $3,377,800
                                                       ==========     ==========


The following table provides a summary of the types of fees earned by geographic location:

                                                           Revenues (a)
                                                             March 31
                                                    2000                 1999
                                                 -------------------------------
                                                           (Unaudited)

United States                                    $2,881,900           $2,123,900
Bermuda                                           1,598,200            1,110,600
Canada                                                 --                   --
United Kingdom                                      375,100              143,300
                                                 ----------           ----------
Total Revenues                                   $4,855,200           $3,377,800
                                                 ==========           ==========

(a) Revenues are attributed to countries based on the location of the subsidiary performing the services.

Long-lived assets are substantially located in the United States and the United Kingdom.

For the three months ended March 31, 2000 and 1999, certain proprietary investment funds accounted for approximately 46.4% and 48.1%, respectively, of the Company's consolidated revenues, as follows:

                                                           Three months ended
                                                                March 31

                                                        2000              1999
                                                        ------------------------
                                                             (Unaudited)

American Masters Broad Market Fund, L.P.                14.2%             14.2%
American Masters Broad Market Prime Fund, L.P.          17.8%             17.9%
Kingate Global Fund Class B Shares                      14.4%             16.0%

Item 2. Management's Discussion and Analysis

The Company's revenues are derived from consulting and specialized investment services provided to institutional and other clients, as well as management fees from certain funds under management. Consulting fees are generally a function of the amount of assets under management and the percentage fees charged to clients. Management fees are based on a percentage of the assets of the managed fund and are usually paid on a monthly or quarterly basis. The Company also receives asset-based fees for investments placed by Tremont (Bermuda) Limited ("TBL") in certain offshore mutual funds and Tremont Securities, Inc. ("TSI") for assets placed in certain domestic limited partnerships. The Company provides other consulting services generally on a fixed fee basis, whether as annual retainer fees or single project fees. With the purchase of TASS Investment Research Limited ("TASS") on March 11, 1999, the Company also has revenues from the sale of electronic database information. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue to focus the Company on launching new products and taking advantage of its growing world-wide relationships in order to expand its operations.

Consulting fees earned for the three months ended March 31, 2000 increased by $1,216,100, or 39.4%, from $3,083,800 for the three months ended March 31, 1999 to $4,299,900 for the three months ended March 31, 2000. At the Company's principal domestic subsidiary, Tremont Partners, Inc. ("TPI"), consulting fees increased from $1,993,400 for the three months ended March 31, 1999 to approximately $2,685,000 for the three months ended March 31, 2000. This increase was primarily due to increases in revenues from increased assets under management in the Company's proprietary products, American Masters Broad Market Prime Fund, L.P. ($259,200 increase) and American Masters Broad Market Fund, L.P. ($211,700 increase). In addition, consulting fees increased due to increases in fees from non-proprietary investment funds, such as the Meridian Horizon Fund, L.P. ($107,800 increase). At TBL, consulting fees increased from $1,059,000 for the three months ended March 31, 1999 to approximately $1,510,300 for the three months ended March 31, 2000. This increase was primarily due to an increase in revenues as a result of increased assets under management from the Company's proprietary products, Tremont Broad Market, LDC ($234,000 increase) and Kingate Global Fund Class B Shares ($156,600 increase), as well as increases in assets within investment vehicles of other clients.

The placement agent fees received by TSI, the Company's wholly owned broker-dealer subsidiary, increased from $27,500 for the three months ended March 31, 1999 to $33,700 for the three months ended March 31, 2000. Consulting fees earned by Tremont Futures, Inc. increased from $2,600 for the first three months ended March 31, 1999 to $22,500 for the three months ended March 31, 2000 primarily as a result of increased assets under management by American Masters Market Neutral Fund, L.P. The remaining increase in consulting fees relates to fees earned at conferences ($48,400) given to promote the TASS+ database.

Performance fees for the three months ended March 31, 2000 increased by $31,700, or 63.0%, as compared to the three months ended March 31, 1999 primarily as a result of underlying investment vehicles outperforming pre-established benchmarks.

Database information sales increased by $245,100 or 171.0% as a result of the Company acquiring TASS in March, 1999. Its operations have been included in the statements of income from the date of acquisition (ie. one month in 1999 versus three months in 2000).

Commissions decreased by $15,500, or 15.4%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. These decreases resulted primarily from decreased trading activities at TSI.

Management expects that during the remainder of 2000 the Company will continue to develop relationships with additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute its proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such income from performance fees will continue in the future due to changing market conditions and outside factors.

Compensation expense increased for the three months ended March 31, 2000 by $612,000, or 48.5%, as compared to the three months ended March 31, 1999, as a result of the Company's acquisition of TASS, as well as its continued efforts to attract and retain qualified employees. These efforts, as well as the acquisition of TASS, resulted in an increase in the number of employees from 51 at March 31, 1999 to 62 at March 31, 2000. Compensation expense also increased due to salary increases for certain employees that became effective January 1, 2000 and as a result of increased health care costs due to the increase in the number of employees.

General   and    administrative    expenses    consist    primarily   of   rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses for the three months ended March 31, 2000 increased by $152,300 or 18.8%, as compared to the three months ended March 31, 1999. The increase in general and administrative expenses was primarily related to the Company's continued expansion to service its growth and the inclusion of TASS for the three months ended March 31, 2000 versus one month for the period ended March 31, 1999.

Consulting expenses increased $156,200 or 41.9% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TPI and TBL have revenue sharing arrangements with other parties relating to certain clients.

Equity  earnings of investments  increased  $134,400,  or 131.9%,  for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was a result of increased performance as well as an increase in the amount invested by the Company. Management expects equity earnings to continue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such earnings will continue in the future due to changing market conditions.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Cash provided by operations was $323,000 for the three months ended March 31, 2000 as compared to cash provided by operations of $475,100 for the three months ended March 31, 1999. This decrease was primarily a result of the changes in amortization of intangibles, accounts payable, other assets, income taxes payable, and equity earnings of investments partially offset by the increase in net income and losses from joint ventures. Cash provided by financing activities decreased due to issuance of Common Stock in the three months ended March 31, 1999 that did not recur in 2000. These changes in cash flow were offset by a decrease in investing activities as well as a return of capital from Gamtree, L.P.

At March 31, 2000 the Company owned 30,000 shares of common stock of a non-public financial services company formed in 1996. The shares were received by the Company as a result of an employee's participation as a board member of such company. At March 31, 2000, the shares of common stock were valued at zero.

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

In prior years, the Company discussed the nature of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. During 2000, the Company expects to remediate certain non-critical systems at an estimated cost of $235,000 that will be funded through operating cash flows. Of the total remaining project costs, approximately $224,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $11,000 relates to other remediation efforts and will be charged to expense as incurred. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

The Company has been reimbursed by its insurance carrier for a substantial portion of the above federal tax liability. The Company is also cooperating with the authorities in its ongoing criminal investigation of Payroll Express and Kast and has filed a Proof of Claim in the Payroll Express bankruptcy proceeding.

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

Item 6. Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K dated February 1, 2000 reporting that the Company's Class B Common Stock was listed on the Nasdaq Small Cap Market under the ticker symbol TMAV. Previously, the Class B Shares were quoted on the OTC Bulletin under the ticker symbol TMAVB.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Tremont Advisers, Inc.


Date: May 12, 2000                          /s/ Stephen T. Clayton
                                            ----------------------------------
                                            Stephen T. Clayton
                                            Chief Financial Officer
                                            (Duly authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)