Form 10QSB
period 2000-06-30
TREMONT ADVISERS INC
filed 2000-08-11
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  0-27077

                             TREMONT ADVISERS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  06-1210532
             --------                                  ----------
  (State or other jurisdiction or         (I.R.S. Employer Identification No)
  incorporation or organization)

              555 Theodore Fremd Avenue, Rye, New York     10580
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

         Yes |X|   No |_|

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                              PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes |_|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on August 7, 2000 was 1,740,292, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 5,029,333 as of the same date. Shares outstanding have been restated to reflect the impact of a five-for-four stock split paid on August 8, 2000 to shareholders of record on July 31, 2000.

                                      INDEX


                             Tremont Advisers, Inc.


PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements. (Unaudited)

    Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited)
       and December 31, 1999 (audited)                                        1

    Condensed Consolidated Statements of Income -
       six and three months ended June 30, 2000 and 1999                      2

    Condensed Consolidated Statement of Shareholders' Equity -
       six months ended June 30, 2000                                         3

    Condensed Consolidated Statements of Cash Flows -
       six months ended June 30, 2000 and 1999                                4

    Notes to Condensed Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis                                14

Part II - Other Information

Item 1.  Legal Proceedings                                                   19

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   20

Exhibit 27 - Financial Data Schedule                                         21

Exhibit 10.67 - Revolving Credit Promissory Note - Dated July 25, 2000       54

                             Tremont Advisers, Inc.
                      Condensed Consolidated Balance Sheets

                                                                                  June 30, 2000     December 31, 1999
                                                                                  -----------------------------------
                                                                                    (Unaudited)            (Audited)
Assets
Current Assets
  Cash and cash equivalents                                                       $  2,827,300           $  2,879,300
  Accounts receivable, net                                                           3,299,300              3,682,700
  Income taxes receivable                                                               54,800                     --
  Dividend receivable                                                                   40,700                 31,000
  Prepaid expenses and other assets                                                    303,300                263,800
                                                                                  -----------------------------------
Total current assets                                                                 6,525,400              6,856,800

Investments (cost $4,542,400 and $3,092,400)                                         5,982,600              4,243,500
Investments in joint ventures (cost $501,500 and $408,600)                           1,943,300              2,231,700

Fixed assets, net                                                                      957,300                774,500
Goodwill, net                                                                        1,890,800              1,999,800
Other assets                                                                            33,500                 30,300
                                                                                  -----------------------------------
Total assets                                                                      $ 17,332,900           $ 16,136,600
                                                                                  ===================================

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                                $    299,100           $    563,800
  Accrued expenses                                                                   1,805,400              2,492,800
  Deferred revenue                                                                   1,266,700              1,363,500
  Income taxes payable                                                                      --                191,700
  Deferred income taxes payable                                                             --                 32,600
                                                                                  -----------------------------------
Total current liabilities                                                            3,371,200              4,644,400

Deferred income taxes payable                                                        1,375,400                836,800

Shareholders' equity
  Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                                              --                     --
  Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,990,292 and 1,993,855 shares issued and outstanding                  20,000                 16,000
  Class B Common Stock, $0.01 par value, 10,000,000 shares
     authorized, 5,029,333 and 5,025,381 shares issued and outstanding                  50,300                 40,200
Additional paid in capital                                                           7,889,700              7,901,800
Retained earnings                                                                    4,609,300              2,698,200
Cumulative foreign currency translation adjustment                                      17,000                   (800)
                                                                                  -----------------------------------
Total shareholders' equity                                                          12,586,300             10,655,400
                                                                                  -----------------------------------
Total liabilities and shareholders' equity                                        $ 17,332,900           $ 16,136,600
                                                                                  ===================================

See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

                             Tremont Advisers, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                         Six months ended                   Three months ended
                                                                             June 30                              June 30
                                                                     2000               1999               2000              1999
                                                               ---------------------------------------------------------------------
Revenues
Proprietary asset-based                                        $  5,495,300       $  3,664,700       $  2,872,900       $  1,903,500
Consulting fees                                                   3,626,300          2,753,900          1,948,800          1,432,400
Database information sales                                          760,800            579,100            372,400            434,700
Commissions                                                         163,000            247,100             78,100            146,700
Performance fees                                                     98,100            130,800             16,100             80,500
                                                               ---------------------------------------------------------------------
Total revenues                                                   10,143,500          7,375,600          5,288,300          3,997,800

Expenses
Compensation                                                      3,759,400          2,745,700          1,884,500          1,482,800
General and administrative                                        2,093,400          1,706,800          1,132,600            898,300
Consulting                                                        1,079,700            785,900            550,500            412,900
Depreciation                                                        180,900            114,100             95,600             62,900
Amortization of intangibles                                         109,000            407,200             54,500            296,300
                                                               ---------------------------------------------------------------------
Total expenses                                                    7,222,400          5,759,700          3,717,700          3,153,200

Equity earnings of investments                                      382,100            225,600            145,800            123,700
Loss from joint ventures                                           (229,000)            (3,100)          (169,400)             5,000
Other income, net                                                    34,300             23,500             30,500             12,900
                                                               ---------------------------------------------------------------------

Income before income taxes                                        3,108,500          1,861,900          1,577,500            986,200
Provision for income taxes                                        1,197,400            655,400            591,500            365,300
                                                               ---------------------------------------------------------------------
Net income                                                     $  1,911,100       $  1,206,500       $    986,000       $    620,900
                                                               =====================================================================

Net income per common share-basic                              $       0.27       $       0.18       $       0.14       $       0.09
                                                               =====================================================================

Net income per common share - assuming dilution                $       0.26       $       0.17       $       0.13       $       0.08
                                                               =====================================================================

See accompanying notes.

                             Tremont Advisers, Inc.
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                           Common Stock              Additional                          Total
                                                             Par Value                Paid In          Retained       Shareholders'
                                                     Class A          Class B         Capital          Earnings          Equity
                                                ---------------------------------------------------------------------------------
Balance at December 31, 1999                     $    16,000      $    40,200      $ 7,901,800       $ 2,698,200      $10,655,400

Comprehensive Income:
Net Income                                                --               --               --         1,911,100        1,911,100
Foreign Currency Translation                                                                                               17,800
                                                ---------------------------------------------------------------------------------

Comprehensive Income                                                                                                    1,928,900

Issuance of Class B Common Stock-
Exercise of Employee Options                              --               --            2,000                --            2,000
(312 shares pre split)

Conversion of Class A to Class B
Common Stock (2,850 shares pre split)                     --               --               --                --               --

5-for-4 Stock Split
(398,024 Class A Common Stock)
(1,005,822 Class B Common Stock)                       4,000           10,100          (14,100)               --               --
                                                ---------------------------------------------------------------------------------

 Balance at June 30, 2000                        $    20,000      $    50,300      $ 7,889,700       $ 4,609,300      $12,586,300
                                                =================================================================================

See accompanying notes.

                             Tremont Advisers, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Six months ended
                                                                                    June 30
                                                                          2000                      1999
                                                                     -------------------------------------
Operating Activities
Net income                                                           $ 1,911,100               $ 1,206,500
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation                                                           180,900                   114,100
  Amortization of intangibles                                            109,000                   407,200
  Equity earnings of investments                                        (382,100)                 (222,500)
  Losses from joint ventures                                             229,000                        --
  Deferred income taxes payable                                          506,000                   238,900
  Foreign currency translation adjustment                                 17,800                    32,300
Changes in operating assets and liabilities:
    Accounts receivable, net                                             383,400                  (437,400)
    Dividend receivable                                                   (9,700)                       --
    Other assets                                                          (3,200)                  162,900
    Prepaid expenses and other                                           (39,500)                  260,600
    Accounts payable                                                    (264,700)                 (170,500)
    Accrued expenses                                                    (687,400)                 (183,100)
    Deferred revenue                                                     (96,800)                  (75,600)
    Income taxes, net                                                   (246,500)                  177,800
                                                                     -------------------------------------
Net cash provided by operating activities                              1,607,300                 1,511,200

Investing activities
Purchase of fixed assets                                                (363,700)                 (219,900)
Cash paid for investments                                             (1,550,000)               (1,131,000)
Withdrawal from investments                                              193,000                        --
Cash acquired from acquisition of TASS                                        --                   102,000
Investments in joint ventures                                            (92,900)                  (50,000)
Return of capital from joint ventures                                    152,300                        --
                                                                     -------------------------------------
Net cash used by investing activities                                 (1,661,300)               (1,298,900)

Financing activities
Proceeds from issuance of Class B Common Stock                                --                   357,200
Exercise of Class B Common Stock options                                   2,000                    75,000
Tax benefit from exercise of stock options                                    --                    19,300
                                                                     -------------------------------------
Net cash provided by financing activities                                  2,000                   451,500

Net (decrease) increase in cash and cash equivalents                     (52,000)                  663,800
Cash and cash equivalents at beginning of period                       2,879,300                 1,893,800
                                                                     -------------------------------------
Cash and cash equivalents at end of period                           $ 2,827,300               $ 2,557,600
                                                                     =====================================

See accompanying notes.

                             Tremont Advisers, Inc.
             Condensed Consolidated Statements of Cash Flows (con't)
                                   (Unaudited)

Supplemental disclosures of cash flow information:

                                                             Six months ended
                                                                 June 30
                                                          2000              1999
                                                        --------------------------
Financing activities
Noncash transactions related to the
      issuance of Class B Common Stock in
      the Tass acquisition                              $   --        $  1,428,600

Investing activities
Liabilities assumed in the Tass acquisition
     Deferred revenue                                       --             793,600
     Accounts payable                                       --              39,200
     Accrued expenses                                       --             411,500
     Short -term debt                                       --             236,800

Assets acquired in the Tass acquisition
     Fixed assets, net                                      --              81,100
     Accounts receivable                                    --             184,500
     Prepaid and other                                      --              47,000
     Customer contracts                                     --             555,500
     Goodwill                                               --           2,181,400

Accrued acquistion costs                                    --             241,800


See accompanying notes.

                             Tremont Advisers, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Goodwill - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of the business acquired. Goodwill is amortized on a straight-line basis over ten years.

Earnings per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average number of common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. All per share and shares outstanding data have been restated to reflect the impact of the five-for-four stock split paid on August 8, 2000.

Minority Interest - The Company owns 65% of Tremont Investment Management Inc. ("TIMI"). For financial reporting purposes, the assets, liabilities and losses of TIMI have been included in the Company's condensed consolidated financial statements.

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

Reclassifications - Certain prior year balances have been reclassified to conform with current period presentation.

NOTE C - Investments

The  following  table  sets  forth   financial   information  of  the  Company's
investments in certain proprietary limited partnerships at June 30, 2000.

                                                  American Masters   American Masters    American Masters    American Masters
                                                    Broad Market       Broad Market         Opportunity       Market Neutral
                                                     Fund, L.P.      Prime Fund, L.P.        Fund, L.P.         Fund, L.P.
                                              -------------------------------------------------------------------------------
                                                     (Unaudited)        (Unaudited)         (Unaudited)         (Unaudited)
Total assets                                        $ 324,984,500      $ 448,231,100         $ 5,630,200        $ 14,762,800
Total liabilities                                       2,177,900        164,283,400               2,500           1,411,800

Net investment income/(loss)                        $   4,065,200      $  (1,323,600)             (2,500)            (69,700)
Realized and unrealized gain                           20,411,500         26,124,300             130,200           1,133,600
                                              -------------------------------------------------------------------------------
Net income                                          $  24,476,700      $  24,800,700         $   127,700        $  1,063,900
                                              ===============================================================================

General Partner                                       TPI                TPI                   TPI                TFI
GP investment in partnership--at market value       $   1,038,100      $     614,500         $   511,600        $    760,200
GP investment in partnership--at
cost                                                      423,600            467,900             500,000             605,000
Proportionate share of earnings *                          82,200             60,100              11,600              65,400
Proportionate share of fund's net assets                    0.32%              0.22%               9.35%               5.69%

* Proportionate share of earnings is included in equity in earnings of investments in the condensed consolidated statements of income.

American Masters Opportunity Fund, L.P. - American Masters Opportunity Fund, L.P. is a Delaware limited partnership that was organized for the purpose of achieving long-term capital growth, generating positive returns irrespective of stock market volatility, and preservation of capital utilizing a multi-manager, multi-strategy approach. TPI invested $500,000 in the fund which was launched June 1, 2000.

Tremont Broad Market Fund, LDC - Tremont Broad Market Fund, LDC ("TBMF") is a Cayman Island limited duration corporation organized for the purpose of achieving capital growth through hedged investments. At June 30, 2000 and December 31, 1999, TBL's investment in TBMF was $1,787,700 (cost - $1,650,000) and $640,900 (cost - $600,000), respectively. For the six months ended June 30, 2000, TBL's proportionate share of net income is $96,800. TBL serves as the investment adviser, administrator and registrar and transfer agent of TBMF.

Meridian Horizon Fund, L.P. - Meridian Horizon Fund, L.P. ("Meridian") is a Delaware limited partnership that was organized for the purpose of achieving a high total return and preservation of capital utilizing a multi-manager approach to investing. At June 30, 2000, total assets of the fund were $560 million. In addition, net investment losses for the six and three months ended June 30, 2000 were $3.5 million and $1.8 million, respectively, and realized and unrealized gains were $40.8 million and $.4 million, respectively, resulting in net income
(loss) of $37.4 million and $(1.4) million, respectively. At June 30, 2000, TPI had an investment of $538,400 (cost - $250,000), representing .11% of Meridian's net assets. For the six months ended June 30, 2000, TPI's proportionate share of Meridian's income is $36,900.

NOTE D -Investments in Joint Ventures

At June 30, 2000, TBL's investment in Tremont MRM Services Limited ("TMRM"), an international risk management company incorporated under the laws of Bermuda, in which TBL has a 38.75% interest, was $392,200 (cost - nil). In addition, for the six months ended June 30, 2000, TBL's proportionate share of net income was $149,600. TMRM provides product development, marketing and administrative services to TIIL. On April 11, 2000, TBL received from TMRM a dividend of $111,600 and at June 30, 2000, had an additional dividend receivable of $40,700.

At June 30, 2000 and December 31, 1999, TBL's 24.5% interest in FITX Group Limited ("FITX") was $1,489,900 (cost - $439,200) and $1,775,600 (cost -
$346,300), respectively. For the six and three months ended June 30, 2000, TBL's proportionate share of losses were $378,600 and $209,000, respectively. In addition, FITX has agreed to pay TBL on-going annual royalties for net revenues earned in connection with the on-line usage of the TASS+ database. These royalties were not significant for the six months ended June 30, 2000.

NOTE E - Accrued Expenses

Accrued expenses consist of the following:


                                           June 30, 2000    December 31, 1999
                                           ----------------------------------
                                             (Unaudited)         (Audited)

     Consulting fees                         $  715,200         $1,027,200
     Compensation                               592,200            507,000
     Professional fees                          224,800            262,500
     Short-term notes payable                    95,600            368,400
     Employee benefits payable                   60,000            138,800
     Other                                      117,600            188,900
                                             ----------         ----------
                                             $1,805,400         $2,492,800
                                             ==========         ==========

NOTE F - Shareholders Equity

On June 6, 2000, the Board of Directors approved a five-for-four stock split (with no change in par value) on both the Company's Class A Common Stock and Class B Common Stock. To reflect the split, which was payable to Stockholders of record on July 31, 2000, Class A Common Stock and Class B Common Stock were increased and additional paid in capital was decreased by $4,000 and $10,100, respectively. All per share and shares outstanding data have been restated to reflect the impact of the stock split.

On June 6, 2000, the Board of Directors also approved a buy back of 200,000 shares of the Company's Class A Common Stock at a price of $11.50 per share (See Note L - Subsequent Events).

NOTE G - Stock Options

A summary of the Company's stock option activity for the six months ended June 30, 2000 is as follows:

     Outstanding-beginning of period:            978,590
     Granted                                          --
     Exercised                                      (390)
     Lapsed                                           --
                                                --------
     Outstanding-end of period                   978,200
                                                ========

     Exercisable at end of period                835,455
                                                ========

NOTE H - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and deferred tax assets as of June 30, 2000 and December 31, 1999 are as follows:

                                                             June 30, 2000   December 31, 1999
                                                             ---------------------------------
                                                              (Unaudited)         (Audited)
Deferred tax liabilities:
   Tax over book depreciation                                 $    11,700       $    16,600
   Unrealized appreciation in limited partnerships                 42,400            36,700
   Undistributed earnings of foreign subsidiary                 1,393,100           829,000
                                                             ---------------------------------
Total deferred tax liabilities                                  1,447,200           882,300

Deferred tax assets:
   Net operating loss carryforward of foreign subsidiaries        330,400           248,800
   Bad debt reserves                                                4,100             4,100
   Organization costs                                                 200               800
   Deferred revenue of foreign affiliate                           71,800             8,000
   Valuation allowance                                           (330,400)         (248,800)
                                                             ---------------------------------
Total deferred tax assets                                          76,100            12,900
                                                             ---------------------------------
Net deferred tax liability                                    $ 1,371,100       $   869,400
                                                             =================================

     The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a higher effective tax rate than the statutory income tax rate. The unaudited reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                   Six months ended
                                                                       June 30
                                                              2000                     1999
                                                  ---------------------------------------------------
                                                       Amount      Percent      Amount       Percent
                                                  ---------------------------------------------------
Statutory federal income tax rate                  $ 1,056,900      34.0%     $ 635,800       34.0%
State taxes, net of federal benefit                     92,800       3.0%        68,300        3.7%
Permanently reinvested foreign income                        -       0.0%      (136,000)      -7.3%
Change in valuation allowance                           81,600       2.6%       144,100        7.7%
Other                                                  (33,900)     -1.1%       (56,800)      -3.1%
                                                  ---------------------------------------------------
                                                   $ 1,197,400      38.5%     $ 655,400       35.0%
                                                  ===================================================

                                                                 Three months ended
                                                                       June 30
                                                              2000                     1999
                                                  ---------------------------------------------------
                                                       Amount      Percent      Amount       Percent
                                                  ---------------------------------------------------
Statutory federal income tax rate                   $  536,400      34.0%     $ 338,100       34.0%
State taxes, net of federal benefit                     39,900       2.5%        40,300        4.1%
Permanently reinvested foreign income                        -       0.0%       (68,000)      -6.8%
Change in valuation allowance                              200       0.0%       115,500       11.7%
Other                                                   15,000       1.0%       (60,600)      -6.3%
                                                  ---------------------------------------------------
                                                    $  591,500      37.5%     $ 365,300       36.7%
                                                  ===================================================

During the six months ended June 30, 2000, the Company made federal income tax payments and state income, minimum and capital tax payments of $770,000 and $172,000, respectively. Federal and state payments of $175,000 and $42,000, respectively, were made for the six months ended June 30, 1999.

Deferred income taxes were not provided on certain undistributed foreign earnings (cumulatively $1,170,000 at June 30, 2000) of TBL because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $397,800 would have been provided.

At June 30, 2000 and 1999, the Company had no net operating loss carryforwards for U.S. federal tax purposes. At June 30, 2000, TIMI, the Canadian subsidiary, and TASS, the U.K. subsidiary, have generated cumulative net operating losses for tax purposes of approximately $321,000 and $600,000, respectively, against which a full valuation allowance has been recorded. The net operating loss carry forward period for TIMI is seven years and there is no limitation on the carry forward loss period for TASS.

NOTE I - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     Six months ended           Three months ended
                                                                                          June 30                    June 30
                                                                                    2000          1999          2000          1999
                                                                                ----------------------------------------------------
                                                                                        (Unaudited)                 (Unaudited)
Numerator:

     Net Income - numerator for basic and dilutive earnings per share           $1,911,100    $1,206,500    $  986,000    $  620,900
     (income available to stockholders)

Denominator:

     Denominator for basic earnings per share - weighted average shares          7,019,494     6,848,672     7,019,625     7,003,778

Effect of dilutive securities:

     Employee stock options                                                        436,073       382,546       457,038       418,165
                                                                                ----------    ----------    ----------    ----------

Denominator for diluted earnings per share - adjusted weighted-average
     Shares and assumed conversions                                              7,455,567     7,231,218     7,476,663     7,421,943
                                                                                ==========    ==========    ==========    ==========

Basic earnings per share                                                        $     0.27    $     0.18    $     0.14    $     0.09
                                                                                ==========    ==========    ==========    ==========

Diluted earnings per share                                                      $     0.26    $     0.17    $     0.13    $     0.08
                                                                                ==========    ==========    ==========    ==========

NOTE J - Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

NOTE K - Segment and Geographic Data

The Company is a holding company having three core areas of business: consulting services, information and research, and investment products. The Company's clients are investment funds, investment managers, institutional investors and high net worth individuals to whom the Company's subsidiaries provide advice concerning the organization and management of their investment portfolio and programs. The Company also provides specialized investment services, sponsors and manages its own proprietary single-manager and multi-manager investment funds, as well as providing consulting services to investment management firms and individual investment advisers. The Company derives a significant portion of its revenues from proprietary asset-based fees and consulting services agreements with single-manager and multi-manager investment funds or their sponsors and advisers.

The following table provides a summary of the types of fees earned with respect to each of the Company's core areas of business:

                                                            Six months ended                    Three months ended
                                                                 June 30                              June 30
                                                         2000               1999               2000               1999
                                                    --------------------------------------------------------------------
                                                             (Unaudited)                            (Unaudited)
Revenues

Proprietary investment funds
  Asset-based fees                                  $ 5,495,300        $ 3,664,700        $ 2,872,900        $ 1,903,500

Consulting services
  Asset-based fees                                    2,794,100          1,945,700          1,553,400            962,400
  Annual retainer and special project fees              638,100            693,200            299,200            375,100
  Administration fees                                   189,000            115,000             96,200             94,900
  Royalties                                               5,100                 --                 --                 --
                                                    --------------------------------------------------------------------
                                                      3,626,300          2,753,900          1,948,800          1,432,400

Information sales                                       760,800            579,100            372,400            434,700

Commissions                                             163,000            247,100             78,100            146,700

Performance-based fees                                   98,100            130,800             16,100             80,500
                                                    --------------------------------------------------------------------

Total Revenues                                      $10,143,500        $ 7,375,600        $ 5,288,300        $ 3,997,800
                                                    ===========        ===========        ===========        ===========

The following table provides a summary of the types of fees earned by geographic location:

                                         Revenues (a)                                  Revenues (a)
                                       Six months ended                            Three months ended
                                           June 30                                       June 30
                                  2000                   1999                   2000                  1999
                             --------------------------------------------------------------------------------
                                         (Unaudited)                                   (Unaudited)
United States                $ 5,904,300            $ 4,496,200            $ 3,022,400            $ 2,372,300
Bermuda                        3,421,100              2,231,300              1,822,900              1,120,700
Canada                                --                     --                     --                     --
United Kingdom                   818,100                648,100                443,000                504,800
                             --------------------------------------------------------------------------------
Consolidated Total           $10,143,500            $ 7,375,600            $ 5,288,300            $ 3,997,800
                             ===========            ===========            ===========            ===========

(a) Revenues are attributed to countries based on the location of the subsidiary performing the services.

Long-lived assets are substantially located in the United States and the United Kingdom.

Certain proprietary investment funds accounted for significant percentages of the Company's consolidated revenues, as follows:

                                                        Six months ended        Three months ended
                                                             June 30                 June 30
                                                        2000        1999         2000        1999
                                                       -------------------------------------------
                                                           (Unaudited)               (Unaudited)
American Masters Broad Market Fund, L.P.                13.9%       13.6%        13.6%       12.6%
American Masters Broad Market Prime Fund, L.P.          17.9%       17.4%        18.1%       16.4%
Kingate Global Fund Class B Shares                      14.4%       15.4%        14.5%       14.4%

NOTE L - Subsequent Events

On July 20, 2000 the Company's offer to purchase 200,000 shares of its Class A Common Stock at a price of $11.50 per share in cash (the "Tender Offer") terminated. After the completion of the Tender Offer, and as adjusted for the five-for-four stock split paid on August 8, 2000, the number of outstanding shares of the Company's Class A Common Stock and Class B Common Stock were 1,740,293 and 5,029,333, respectively.

On July 25, 2000, the Company executed a two-year Revolving Credit Promissory Note, due on July 31, 2002 (the "Revolver") in an amount not to exceed $2.5 million. On July 26, 2000, the Company drew down $1,975,000 from the Revolver to fund a portion of the purchase of the 200,000 shares of Class A Common Stock pursuant to the Tender Offer. The balance of the Revolver will be used for working capital needs arising from time to time. Borrowings under the Revolver bear interest, at the Company's option, at the bank's prime rate or the London Interbank Offered Rate plus a margin of 2%. The Revolver is secured by a pledge of the management fees payable by certain proprietary products to TPI and TPI's limited partnership interest in the

American Masters Opportunity Fund, L.P. which is currently valued at $1.8 million. The Company must also comply with certain debt covenants.

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

Proprietary asset-based fees for the six months ended June 30, 2000 increased $1,830,600, or 50.0%, as compared to the six months ended June 30, 1999. At the Company's principal domestic subsidiary, Tremont Partners, Inc. ("TPI"), proprietary asset-based fees increased from $2,287,100 for the six months ended June 30, 1999 to $3,232,500 for the six months ended June 30, 2000. This increase was primarily due to increases in revenues from American Masters Broad Market Prime Fund, L.P. ($539,800 increase) and American Masters Broad Market Fund, L.P. ($407,100 increase). At TBL, proprietary asset-based fees increased from $1,376,300 for the six months ended June 30, 1999 to $2,214,700 for the six months ended June 30, 2000. This increase was primarily due to increases in revenues from Tremont Broad Market Fund, LDC ($483,600 increase) and Kingate Global Fund Class B Shares ($326,500 increase), as well as the addition of American Masters AG Absolute Fund, LDC ($28,300 increase) which was launched September 1, 1999. The remaining increase in proprietary asset based fees of $46,800 was generated by American Masters Market Neutral Fund, L.P. whose General Partner is Tremont Futures, Inc.

Proprietary asset-based fees for the three months ended June 30, 2000 increased $969,400, or 50.9%, as compared to the three months ended June 30, 1999. At TPI, proprietary asset-based fees increased from $1,201,100 for the three months ended June 30, 1999 to $1,676,400 for the three months ended June 30, 2000. This increase was primarily due to increases in revenues from American Masters Broad Market Prime Fund, L.P. ($280,600 increase) and American Masters Broad Market Fund, L.P. ($195,300 increase). At TBL, proprietary asset-based fees increased from $700,000 for the three months ended June 30, 1999 to $1,170,900 for the three months ended June 30, 2000. This increase was primarily due to increases in revenues from Tremont Broad Market Fund, LDC ($249,600 increase) and Kingate Global Fund Class B Shares ($169,900 increase), as well as, the addition of American Masters AG Absolute Fund, LDC ($20,600 increase) which was launched September 1, 1999. The remaining increase in proprietary asset based fees of $23,200 was generated by American Masters Market Neutral Fund, L.P.

Consulting fees for the six months ended June 30, 2000 increased $872,400, or 31.7%, as compared to the six months ended June 30, 1999. This increase was primarily due to increased assets under management by the underlying investment vehicles. At TPI, the increase was primarily due to increased revenues from Meridian Horizon Fund, L.P. ($202,900 increase), Winston Partners, L.P. ($68,300 increase) and Security Equity Life Insurance Company ($61,100 increase). At TBL, the increase was primarily a result of increased revenues from two new unaffiliated clients ($255,700 increase). At TSI, consulting fees increased $32,000 or 48.1% primarily as a result of increased assets under management in certain domestic limited partnerships.

Consulting fees for the three months ended June 30, 2000 increased $516,400, or 36.1%, as compared to the three months ended June 30, 1999. This increase was primarily due to increased assets under management. At TPI, the increase was primarily due to increased revenues from Meridian Horizon Fund, L.P. ($95,100 increase), Winston Partners, L.P. ($36,300 increase) and Security Equity Life Insurance Company ($32,000 increase). At TBL, the increase was primarily a result of increased revenues from two new unaffiliated clients ($255,700 increase).

Database information sales increased by $181,700, or 31.4%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 as a result of the Company owning TASS for a different amount of time in each period. Its operations have been included in the statements of income from the date of acquisition (ie. four months in 1999 versus six months in 2000). Database information sales decreased by $62,300, or 14.3%, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 due to the delayed launch of the TASS+ database, which became available on July 1, 2000 and the phase out of the previous database.

Commissions decreased by $84,100, or 34%, and $68,600, or 46.8%, for the six and three months ended June 30, 2000 as compared to the six and three months ended June 30, 1999. These decreases resulted primarily from decreased trading activities at TSI.

Performance fees for the six and three months ended June 30, 2000 decreased by $32,700, or 25%, and $64,400, or 80%, as compared to the six and three months ended June 30, 1999 primarily as a result of an incentive fee paid in 1999 relating to 1998, which did not recur for the year ended December 31, 1999.

Management expects that during the remainder of 2000 the Company will continue to develop relationships with additional entities. The Company is also utilizing these relationships to create diversified ways to package and distribute its proprietary products. In addition, management expects performance fee revenue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether income from performance fees will continue in the future due to changing market conditions and other outside factors.

Compensation expense increased for the six and three months ended June 30, 2000 by $1,013,700, or 36.9%, and $401,700, or 27.1%, as compared to the six and three months ended June 30, 1999. This increase resulted from the Company's acquisition of TASS, as well as its continued efforts to attract and retain qualified employees. These efforts, as well as the acquisition of TASS, resulted in an increase in the number of employees from 51 at June 30, 1999 to 64 at June 30, 2000. Compensation expense also increased as a result of salary increases for certain employees that became effective January 1, 2000 and as a result of increased health care costs and bonus accruals due to the increase in the number of employees.

General   and    administrative    expenses    consist    primarily   of   rent,
telecommunications, travel and entertainment, professional fees and other related expenses. General and administrative expenses increased for the six and three months ended June 30, 2000 by $386,600 or 22.7%, and $234,300, or 26.1%,
as compared to the six and three months ended June 30, 1999. The increase in general and administrative expenses was primarily related to the Company's continued expansion to service its growth and the inclusion of TASS for six months ended June 30, 2000 versus four months for the period ended June 30, 1999.

Consulting expenses increased $293,800, or 37.4%, and $137,600, or 33.3%, for the six and three months ended June 30, 2000 as compared to the six and three months ended June 30, 1999 primarily as a result of the increase in revenues from the clients that participate in revenue sharing arrangements. For example, TPI and TBL have revenue sharing arrangements with other parties relating to certain clients.

Depreciation increased $66,800, or 55.6%, and $32,700, or 52%, for the six and three months ended June 30, 2000 as compared to the six and three months ended June 30, 1999 primarily as a result of fixed asset purchases after June 1999. These purchases consisted of computer equipment for new employees as a result of the Company's continued expansion, a software update to the Company's database, as well as additional servers to upgrade the computer network system in the U.S. and Bermuda offices.

Amortization of intangibles decreased $298,200, or 73.2%, and $241,800, or 81.6%, for the six and three months ended June 30, 2000 as compared to the six and three months ended June 30, 1999. These decreases are a result of the completion of the amortization of customer contracts recorded because of the TASS acquisition in March 1999.

Equity earnings of investments increased $156,500, or 69.4%, and $22,100, or 17.9%, for the six and three months ended June 30, 2000 as compared to the six and three months ended June 30, 1999. This increase was a result of an increase in the amount invested by the Company. The Company invested $500,000 in its newest proprietary product, American Masters Opportunity Fund, L.P., which launched June 1, 2000. The Company also invested an additional $1,050,000 in Tremont Broad Market Fund, LDC during the six months ended June 30, 2000. Management expects equity earnings to continue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such earnings will continue in the future due to changing market conditions.

Loss from joint ventures increased $225,900, and $174,400, primarily as a result of the Company's proportionate share of losses of FITX Group Limited, offset by its proportionate share of gains from Tremont MRM Services Limited.

Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to market its services to new accounts.

Cash provided by operations increased $96,100, or 6.4%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily a result of an increase in net income as well as changes in accounts receivable, deferred taxes, and losses from joint ventures, offset by changes in accrued expenses, prepaid expenses, other assets, and equity in earnings of investments. Cash used in investing activities increased as a result of increased investing activities offset by a return of capital from Gamtree, L.P. and Tremont MRM Services Limited. Cash provided by financing activities decreased due to issuance of Class B Common Stock during the six months ended June 30, 1999 that did not recur in the six months ended June 30, 2000.

On July 20, 2000, the Company's offer to purchase 200,000 shares of its Class A Common Stock at a price of $11.50 per share in cash (the "Tender Offer") terminated. After the completion of the Tender Offer, and adjusted for the five-for-four stock split paid on August 8, 2000, the number of outstanding shares of the Company's Class A Common Stock and Class B Common Stock were 1,740,293 and 5,029,333, respectively.

On July 25, 2000, the Company executed a two-year Revolving Credit Promissory Note, due on July 31, 2002 (the "Revolver") in an amount not to exceed $2.5 million. On July 26, 2000, the Company drew down $1,975,000 from the Revolver to fund a portion of the purchase of the 200,000 shares of Class A Common Stock pursuant to the Tender Offer. The balance of the Revolver will be used for working capital needs arising from time to time. Borrowings under the Revolver will bear interest, at the Company's option, at the bank's prime rate or the London Interbank Offered Rate plus a margin of 2%. The Revolver is secured by a pledge of the management fees payable by certain proprietary products to TPI and TPI's limited partnership interest in the American Masters Opportunity Fund, L.P. which is currently valued at $1.8 million. The Company must also comply with certain debt covenants.

At June 30, 2000 the Company owned 30,000 shares of common stock of a non-public financial services company formed in 1996. The shares were received by the Company as a result of an employee's participation as a board member of such company. At June 30, 2000, the shares of common stock were valued at zero.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Payroll Express. In 1991, the Company engaged KPM, Inc. d/b/a/ Payroll Express ("Payroll Express") to perform certain data processing services, including preparing Forms 941 and filing them with Internal Revenue Service ("IRS") and paying payroll and other taxes on behalf of the Company. The Company terminated its relationship with Payroll Express upon being informed by the Chapter 11 Trustee for Payroll Express that the Company had suffered a potential loss as a result of a fraudulent scheme undertaken by Payroll Express and its principal, David S. Kast. It appears that Payroll Express failed to make certain payments to the IRS on the Company's behalf and falsely and fraudulently misrepresented to the Company the dollar amount of taxes actually paid to the IRS. It also appears that a substantial portion of these funds (approximately $400,000) was wrongfully appropriated by Payroll Express and Kast. This theft has created an additional federal tax liability for the Company in the amount of $307,500 for the years 1995 and 1996. These amounts do not include interest or penalties since the Company has been informed by the IRS that, based upon its initial review of this matter, interest and penalties may not be assessed.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on June 6, 2000. The stockholders elected the following to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

                                                   For              Against
                                              ------------------------------

       Sandra L. Manzke                         9,097,876           17,087
       Robert I. Schulman                       9,097,876           17,087
       John L. Keeley, Jr.                      9,097,876           17,087
       Jimmy L. Thomas                          9,097,876           17,087
       Alan A. Rhein                            9,097,876           17,087
       Richard E. O'Brien                       9,097,876           17,087
       Nicola Meaden                            9,097,751           17,212
       Bruce Ruehl                              9,082,391           32,572

The stockholders also voted to ratify the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2000. The vote was as follows:

                         For             Against           Abstain
                   ---------------------------------------------------
                      9,104,751           10,212              -

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

The following exhibits are included herein:

     Exhibit 27 - Financial Data Schedule
     Exhibit 10.67 - Revolving Credit Promissory Note - Dated July 25, 2000

b) Reports on Form 8-K

The Company filed a report on Form 8-K dated June 14, 2000 describing the offer to buy back up to 200,000 shares of the Company's outstanding shares of Class A Common Stock. The report also described the five-for-four stock split, approved by the Company's Board of Directors, of both the Company's Class A Common Stock and Class B Common Stock, with no change in par value. Shareholders of record as of July 31, 2000 were eligible for the stock split which was paid on August 8, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Tremont Advisers, Inc.


Date: August 10, 2000                /s/ Stephen T. Clayton
                                     ------------------------------
                                     Stephen T. Clayton
                                     Chief Financial Officer
                                     (Duly authorized Officer and
                                     Principal Financial and Accounting Officer)