Form 10QSB
period 2000-09-30
TREMONT ADVISERS INC
filed 2000-11-09
CIK 880320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number: 0-27077

                             TREMONT ADVISERS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   06-1210532
(State or other jurisdiction or           (I.R.S. Employer Identification No)
incorporation or organization)

                 555 Theodore Fremd Avenue, Rye, New York 10580
               (Address of principal executive offices) (Zip Code)

                                 (914) 925-1140
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes [_]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on October 27, 2000 was 1,739,418, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 5,030,208 as of the same date. Shares outstanding have been restated to reflect the impact of a five-for-four stock split paid on August 8, 2000 to shareholders of record on July 31, 2000.

                                      INDEX


                             Tremont Advisers, Inc.



PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements. (Unaudited)

    Condensed Consolidated Balance Sheets -
       September 30, 2000 (unaudited) and December 31, 1999 (audited)          1

    Condensed Consolidated Statements of Income -
       nine and three months ended September 30, 2000 and 1999                 2

    Condensed Consolidated Statement of Shareholders' Equity -
       nine months ended September 30, 2000                                    3

    Condensed Consolidated Statements of Cash Flows -
       nine months ended September 30, 2000 and 1999                           4

    Notes to Condensed Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis                                 14

Part II - Other Information

Item 1.  Legal Proceedings                                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 6.  Exhibits and Reports on Form 8-K                                     21

Signature                                                                     22

Exhibit 27 - Financial Data Schedule                                          23

                             Tremont Advisers, Inc.
                      Condensed Consolidated Balance Sheets

                                                                             September 30, 2000    December 31, 1999
                                                                             ------------------    -----------------
                                                                                 (Unaudited)            (Audited)
Assets
Current assets
  Cash and cash equivalents                                                     $  4,656,100          $  2,879,300
  Accounts receivable, net                                                         3,252,200             3,682,700
  Dividend receivable                                                                     --                31,000
  Prepaid expenses and other assets                                                  261,900               263,800
                                                                             ------------------    -----------------
Total current assets                                                               8,170,200             6,856,800

Investments (cost $4,650,900 and $3,092,400)                                       6,157,700             4,243,500
Investments in joint ventures (cost $507,200 and $413,400)                         1,630,600             2,231,700

Fixed assets, net                                                                    993,500               774,500
Goodwill, net                                                                      1,836,300             1,999,800
Other assets                                                                         110,100                30,300
                                                                             ------------------    -----------------
Total assets                                                                    $ 18,898,400          $ 16,136,600
                                                                             ==================    =================

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                              $    405,400          $    563,800
  Accrued expenses                                                                 2,407,500             2,492,800
  Deferred revenue                                                                 1,241,600             1,363,500
  Income taxes payable                                                               124,500               191,700
  Deferred income taxes payable                                                           --                32,600
                                                                             ------------------    -----------------
Total current liabilities                                                          4,179,000             4,644,400

Deferred income taxes payable                                                      1,455,700               836,800
Long term revolving note payable                                                   1,975,000                    --

Shareholders' equity
  Preferred Stock $1 par value, 350,000 shares
     authorized, issued and outstanding - none                                            --                    --
  Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized, 1,989,418 and 1,993,855 shares issued and outstanding
     including 250,000 shares held in treasury at September 30, 2000                  20,000                16,000
  Class B Common Stock, $0.01 par value, 10,000,000 shares
     authorized, 5,030,208 and 5,025,381 shares issued and outstanding                50,300                40,200
Additional paid in capital                                                         7,888,600             7,901,800
Retained earnings                                                                  5,612,800             2,698,200
Cumulative foreign currency translation
adjustment                                                                            17,000                  (800)
Class A Common Stock held in treasury, at cost                                    (2,300,000)                   --
                                                                             ------------------    -----------------
Total shareholders' equity                                                        11,288,700            10,655,400
                                                                             ------------------    -----------------
Total liabilities and shareholders' equity                                      $ 18,898,400          $ 16,136,600
                                                                             ==================    =================

See accompanying notes.

Note: The Condensed Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

                             Tremont Advisers, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                              Nine months ended              Three months ended
                                                                 September 30                   September 30
                                                            2000             1999            2000          1999
                                                  ------------------------------------------------------------------
Revenues
Proprietary products                                   $ 8,599,700      $ 5,773,900     $ 3,104,400    $ 2,109,200
Consulting                                               5,699,100        4,188,800       2,072,800      1,434,900
Database information                                     1,145,400          977,800         384,600        398,700
Commissions                                                232,500          296,400          69,500         49,300
Performance fees                                           104,400          190,800           6,300         60,000
                                                  ------------------------------------------------------------------
Total revenues                                          15,781,100       11,427,700       5,637,600      4,052,100

Expenses
Compensation                                             5,733,500        4,576,500       1,974,100      1,830,800
General and administrative                               3,205,200        2,746,000       1,111,800      1,039,200
Consulting                                               1,683,700        1,160,800         604,000        374,900
Depreciation                                               291,700          191,800         110,800         77,700
Amortization of intangibles                                163,500          609,800          54,500        202,600
                                                  ------------------------------------------------------------------
Total expenses                                          11,077,600        9,284,900       3,855,200      3,525,200

Equity earnings of investments                             557,200          364,800         175,100        119,900
Earnings (loss) from operations of joint ventures         (547,300)         326,800        (318,300)       347,100
Other income, net                                           32,400           48,600          (1,900)        27,200
                                                  ------------------------------------------------------------------

Income before income taxes                               4,745,800        2,883,000       1,637,300      1,021,100
Provision for income taxes                               1,831,200        1,044,300         633,800        388,900
                                                  ------------------------------------------------------------------
Net income                                              $2,914,600       $1,838,700     $ 1,003,500      $ 632,200
                                                  ==================================================================

Net income per common share-basic                        $    0.42         $   0.27        $   0.15       $   0.09
                                                  ==================================================================

Net income per common share - assuming dilution          $    0.39         $   0.25        $   0.14       $   0.08
                                                  ==================================================================

See accompanying notes.

                             Tremont Advisers, Inc.
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                 Common Stock            Additional                                       Total
                                                   Par Value              Paid In         Retained       Treasury      Shareholders'
                                             Class A       Class B        Capital         Earnings        Stock           Equity
                                         -----------------------------------------------------------------------------------------
Balance at December 31, 1999             $     16,000   $     40,200   $  7,901,800    $  2,698,200   $         --    $ 10,655,400

Comprehensive Income:
Net Income                                         --             --             --       2,914,600             --       2,914,600
Foreign Currency Translation                                                                                                17,800
                                         -----------------------------------------------------------------------------------------

Comprehensive Income                                                                                                     2,932,400

Issuance of Class B Common Stock-

Exercise of Employee Options                       --             --          1,900              --             --           1,900
(390 shares post split)

Conversion of Class A to Class B
Common Stock (4,437 shares post-split)             --             --             --              --             --              --

5-for-4 Stock Split
(398,024 shares of Class A Common
Stock and 1,005,822 shares
of Class B Common
Stock)                                          4,000         10,100        (14,100)             --             --              --

Cash-in-lieu of fractional shares                  --             --         (1,000)             --             --          (1,000)

Purchase of Class A Common Stock
 for Treasury (250,000 shares
post-split)                                        --             --             --              --     (2,300,000)     (2,300,000)
                                         -----------------------------------------------------------------------------------------

Balance at September 30, 2000            $     20,000   $     50,300   $  7,888,600    $  5,612,800   $ (2,300,000)   $ 11,288,700
                                         =========================================================================================

See accompanying notes.

                             Tremont Advisers, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine months ended
                                                                                                September 30
                                                                                         2000                 1999
                                                                                      -----------         -----------
Operating Activities
Net income                                                                            $ 2,914,600         $ 1,838,700
Adjustments to reconcile net income to cash provided by operating activities
  Depreciation                                                                            291,700             191,800
  Amortization of intangibles                                                             163,500             609,800
  Equity earnings of investments                                                         (557,200)           (327,600)
  Losses from joint ventures                                                              547,300              40,200
  Deferred income taxes payable                                                           586,300             365,100
  Tax benefit from exercise of stock options                                                   --              27,350
  Foreign currency translation adjustment                                                  17,800              22,900
Changes in operating assets and liabilities:
    Accounts receivable, net                                                              430,500            (646,800)
    Dividend receivable                                                                    31,000                  --
    Accounts payable                                                                     (158,400)            (51,100)
    Accrued expenses                                                                      (85,300)             13,700
    Deferred revenue                                                                     (121,900)            (33,500)
    Income taxes payable                                                                  (67,200)            139,800
    Other assets                                                                          (79,800)            162,700
    Prepaid expenses and other                                                              1,900             234,800
                                                                                      -----------         -----------
Net cash provided by operating activities                                               3,914,800           2,587,850

Investing activities
Purchase of fixed assets                                                                 (510,700)           (413,600)
Cash paid for investments                                                              (3,050,000)           (918,000)
Withdrawal from investments                                                             1,693,000                  --
Cash acquired from acquisition of TASS                                                         --             102,000
Investments in joint venture                                                              (98,600)           (939,000)
Distributions received from joint venture                                                 152,400                  --
                                                                                      -----------         -----------
Net cash used by investing activities                                                  (1,813,900)         (2,168,600)

Financing activities
Proceeds from issuance of Class B Common Stock                                                 --             357,200
Exercise of Class B Common Stock options                                                    1,900              93,750
Cash-in-lieu of fractional shares                                                          (1,000)               (600)
Borrowing from revolving note payable                                                   1,975,000                  --
Purchase of Class A Common Stock held in treasury                                      (2,300,000)                 --
                                                                                      -----------         -----------
Net cash (used) provided by financing activities                                         (324,100)            450,350

Net increase in cash and cash equivalents                                               1,776,800             869,600
Cash and cash equivalents at beginning of period                                        2,879,300           1,893,800
                                                                                      -----------         -----------
Cash and cash equivalents at end of period                                            $ 4,656,100         $ 2,763,400
                                                                                      ===========         ===========

See accompanying notes.

                             Tremont Advisers, Inc.
            Condensed Consolidated Statements of Cash Flows (cont'd)
                                   (Unaudited)


Supplemental disclosures of cash flow information:

                                                                                         Nine months ended
                                                                                            September 30
                                                                                        2000            1999
                                                                                    ---------------------------
Financing activities
Non cash transactions related to the
      issuance of Class B Common Stock in
      the TASS acquisition                                                          $        --     $ 1,428,600


Investing activities
Liabilities assumed in the TASS acquisition
     Deferred revenue                                                                        --         793,600
     Accounts payable                                                                        --          39,200
     Accrued expenses                                                                        --         411,500
     Short-term debt                                                                         --         236,800


Assets acquired in the TASS acquisition
     Fixed assets, net                                                                       --          81,100
     Accounts receivable                                                                     --         184,500
     Prepaid and other                                                                       --          47,000
     Customer contracts                                                                      --         555,500
     Goodwill                                                                                --       2,181,400

Accrued acquisition costs                                                                    --         241,800

Gain on receipt of stock of unconsolidated affiliate                                         --        (402,100)

Expense charge relating to distribution of stock of unconsolidated affiliate                 --         402,100

See accompanying notes.

                             Tremont Advisers, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Accounting for Derivative Instruments and Hedging Activity - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

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

Reclassifications - Certain prior year balances have been reclassified to conform with the current period presentation.

NOTE C - Investments

The  following  table  sets  forth   financial   information  of  the  Company's
investments in certain domestic proprietary products at September 30, 2000 (Unaudited).

                                                           American Masters  American Masters  American Masters    American Masters
                                                             Broad Market      Broad Market       Opportunity        Market Neutral
                                                              Fund, L.P.     Prime Fund, L.P.      Fund, L.P.          Fund, L.P.
                                                            ----------------------------------------------------------------------
Total assets                                                $333,791,600       $460,541,900       $  7,148,100        $ 18,227,300
Total liabilities                                                863,500        148,430,000              8,800             339,600

Net investment income/(loss)                                $  7,032,400       $  1,237,800       $    (10,000)       $   (114,000)
Realized and unrealized gain                                  25,868,700         31,925,300            299,300           1,513,400
                                                            ----------------------------------------------------------------------
Net income                                                  $ 32,901,100       $ 33,163,100       $    289,300        $  1,399,400
                                                            ======================================================================

General Partner                                             TPI                TPI                TPI                 TFI
GP investment in partnership--at market value               $    553,300       $    122,700       $  2,053,500        $    266,600
GP investment in partnership--at cost                                 --                 --          2,000,000             105,000
Proportionate share of earnings *                                 97,400             68,300             53,500              71,800
Proportionate share of fund's net assets                            0.16%              0.03%             28.76%               1.49%

*Proportionate   share  of  earnings  is  included  in  equity  in  earnings  of investments in the condensed consolidated statements of income for the nine months ended September 30, 2000.


American Masters Broad Market Fund, L.P. - American Masters Broad Market Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving capital growth through hedged investments.

American Masters Broad Market Prime Fund, L.P. - American Masters Broad Market Prime Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving capital growth through a leveraged investment strategy. The Company has a commitment to fund up to 1% of the limited partnership's losses if, and when, such losses occur.

American Masters Opportunity Fund, L.P. - American Masters Opportunity Fund, L.P. is a Delaware limited partnership that was organized for the purpose of achieving long-term capital growth, generating positive returns irrespective of stock market volatility, and preservation of capital utilizing a multi-manager, multi-strategy approach. For the period ended September 30, 2000, TPI invested $2,000,000 in the fund, which was launched June 1, 2000.

American Masters Market Neutral Fund, L.P. - American Masters Market Neutral Fund, L.P. is a Delaware limited partnership organized for the purpose of achieving long-term capital appreciation irrespective of stock market volatility utilizing a multi-manager approach to investing.

The following table sets forth summary financial information for certain offshore proprietary products for which the Company is a sponsor or co-sponsor at September 30, 2000 (Unaudited):

                                             Tremont            American Masters Fund                 The
                                        Broad Market Fund    "AG Absolute Return Series"            Tremont
                                               LDC                     Limited                   Masters Fund
                                      --------------------------------------------------------------------------------
Total assets                                    $111,730,000                  $ 43,974,000                  $ 604,000
Total liabilities                                 29,221,100                     1,274,000                         --

Sponsor                                                  TBL                           TBL                       TIMI
Investment at market value                         1,834,900                        70,200                    604,000
Investment at cost                                 1,650,000                        60,000                    500,100
Proportionate share of earnings *                    144,000                         8,900                     47,600
Proportionate share of fund's net assets               1.64%                         0.16%                       100%

*Proportionate   share  of  earnings  is  included  in  equity  in  earnings  of investments in the condensed consolidated statements of income for the nine months ended September 30, 2000.

Tremont Broad Market Fund, LDC - Tremont Broad Market Fund, LDC is a Cayman Island limited duration corporation organized for the purpose of achieving capital growth through hedged investments.

American  Masters Fund "AG Absolute  Return Series"  Limited - American  Masters
Fund "AG Absolute Return Series" Limited is an open-end investment company organized as an exempted company under the laws of the Cayman Islands.

The Tremont Masters Fund - The Tremont Masters Fund is a Canadian investment trust established under the laws of the Province of Ontario. The fund seeks to achieve an attractive adjusted return that has a low correlation to traditional fixed income and equity markets by utilizing a multi-manager approach to investing.

Meridian Horizon Fund, L.P. - Meridian Horizon Fund, L.P. ("Meridian") is an unaffiliated Delaware limited partnership that was organized for the purpose of achieving a high total return and preservation of capital utilizing a multi-manager approach to investing. At September 30, 2000, TPI had an investment of $566,700 (cost - $250,000), representing approximately 0.1% of Meridian's net assets. For the nine months ended September 30, 2000, TPI's proportionate share of Meridian's income is $65,100.

NOTE D - Investments in Joint Ventures

Tremont MRM Services Limited - At September 30, 2000 and December 31, 1999, TBL's investment in Tremont MRM Services Limited ("TMRM"), an international risk management company incorporated under the laws of Bermuda, in which TBL has a 38.75% interest, was $422,100 (cost - nil) and $394,900 (cost - $4,800), respectively. In addition, for the nine and three months ended September 30, 2000, TBL's proportionate share of net income was $179,500 and $29,900, respectively.

FITX Group Limited - At September 30, 2000 and December 31, 1999, TBL's approximate 24.7% interest in FITX Group Limited ("FITX") was $1,147,300 (cost - $444,900) and $1,775,600 (cost - $346,300), respectively. For the nine and three months ended September 30, 2000, TBL's proportionate share of losses were $726,800 and $348,200, respectively. In addition, FITX has agreed to pay TBL on-going annual royalties for net revenues earned in connection with the on-line usage of the TASS+ database. These royalties were not significant for the nine months ended September 30, 2000.

NOTE E - Accrued Expenses

Accrued expenses consist of the following:

                                      September 30, 2000      December 31, 1999
                                      -----------------------------------------
                                            (Unaudited)              (Audited)

          Consulting fees                     $  861,900             $1,027,200
          Compensation                         1,078,500                507,000
          Professional fees                      185,500                262,500
          Short-term notes payable                77,600                368,400
          Employee benefits payable               96,000                138,800
          Other                                  108,000                188,900
                                      -----------------------------------------
                                              $2,407,500             $2,492,800
                                      =========================================

NOTE F - Long Term Revolving Note Payable

On July 25, 2000, the Company executed a two-year Revolving Credit Promissory Note, due on July 31, 2002 (the "Revolver") in an amount not to exceed $2.5 million. On July 26, 2000, the Company borrowed $1,975,000 from the Revolver to fund a portion of the purchase of 200,000 (250,000 post split) shares of its Class A Common Stock pursuant to a tender offer (see Note G). The balance of the Revolver will be used for working capital needs arising from time to time. Borrowings under the Revolver bear interest, at the Company's option, at the bank's prime rate or the London Interbank Offered Rate plus a margin of 2% (9.72% at September 30, 2000). The Revolver is secured by a pledge of the management fees payable by certain proprietary products to TPI and TPI's limited partnership interest in the American Masters Opportunity Fund, L.P. The Company is in compliance with all debt covenants and has paid interest of $21,300 during the nine months ended September 30, 2000. On October 24, 2000, the Company repaid $600,000 of its note payable, reducing the balance to $1,375,000.

NOTE G - Shareholders' Equity

On July 28, 2000, the Company purchased 200,000 shares (250,000 post split) of its Class A Common Stock at a price of $11.50 per share ($9.20 per share post split), pursuant to a tender offer, which expired on July 20, 2000.

On August 8, 2000, the Company executed a five-for-four stock split (with no change in par value) of Class A and Class B Common Stock. All per share and shares outstanding data have been restated to reflect the impact of the stock split.

NOTE H - Stock Options

A summary of the Company's stock option activity for the nine months ended September 30, 2000 is as follows:

           Outstanding-beginning of period:               978,590
           Granted                                             --
           Exercised                                         (390)
           Lapsed                                              --
           Outstanding-end of period                      978,200
           Exercisable at end of period                   835,455


On September 13, 2000, the Board of Directors of the Company adopted, subject to shareholder approval, an increase in the number of shares of Class B Common Stock available under the Company's 1998 Stock Plan by 300,000 shares of Class B Common Stock, to an aggregate of 612,500 shares. The share increase was approved by written consent of a majority of stockholders on October 20, 2000.

NOTE I - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and deferred tax assets as of September 30, 2000 and December 31, 1999 are as follows:

                                                                  September 30, 2000    December 31, 1999
                                                                 ----------------------------------------
                                                                    (Unaudited)               (Audited)
Deferred tax liabilities:
   Tax over book depreciation                                       $     7,600             $    16,600
   Unrealized appreciation in investments                                53,100                  36,700
   Undistributed earnings of foreign subsidiaries                     1,435,300                 829,000
                                                                 ----------------------------------------
Total deferred tax liabilities                                        1,496,000                 882,300

Deferred tax assets:
   Net operating loss carryforward of foreign subsidiaries              349,600                 248,800
   Bad debt reserves                                                      4,100                   4,100
   Organization costs                                                        --                     800
   Deferred revenue                                                      36,200                   8,000
   Valuation allowance                                                 (349,600)               (248,800)
                                                                 ----------------------------------------
Total deferred tax assets                                                40,300                  12,900
                                                                 ----------------------------------------
Net deferred tax liability                                          $ 1,455,700             $   869,400
                                                                 ========================================

The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a higher effective tax rate than the statutory income tax rate. The unaudited reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                 Nine months ended
                                                                   September 30
                                                        2000                            1999
                                             ---------------------------------------------------------
                                                Amount        Percent           Amount         Percent
                                             ---------------------------------------------------------
Statutory federal income tax rate            $ 1,613,500       34.0%         $   980,200        34.0%
State taxes, net of federal benefit              146,900        3.1%             114,300         4.0%
Permanently reinvested foreign income                 --        0.0%            (204,000)       (7.1)%
Change in valuation allowance                    100,800        2.1%             215,500         7.5%
Other                                            (30,000)      (0.6)%            (61,700)       (2.1)%
                                             ---------------------------------------------------------
                                             $ 1,831,200       38.6%         $ 1,044,300        36.3%
                                             =========================================================

                                                                Three months ended
                                                                   September 30
                                                        2000                            1999
                                             ---------------------------------------------------------
                                                Amount        Percent           Amount         Percent
                                             ---------------------------------------------------------
Statutory federal income tax rate            $   556,700       34.0%         $   347,200        34.0%
State taxes, net of federal benefit               54,000        3.3%              45,900         4.5%
Permanently reinvested foreign income                 --        0.0%             (68,000)       (6.7)%
Change in valuation allowance                     19,200        1.2%              84,200         8.2%
Other                                              3,900        0.2%             (20,400)       (2.1)%
                                             ---------------------------------------------------------
                                             $   633,800       38.7%         $   388,900        37.9%
                                             =========================================================

During the nine months ended September 30, 2000, the Company made federal income tax payments and state income, minimum and capital tax payments of $1,080,000 and $232,000, respectively. Federal and state payments of $310,000 and $60,000, respectively, were made for the three months ended September 30, 2000.

Deferred income taxes were not provided on certain undistributed foreign earnings (cumulatively $1,170,000 at September 30, 2000) of TBL because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $397,800 would have been provided.

At September 30, 2000 and 1999, the Company had no net operating loss carryforwards for U.S. federal tax purposes. At September 30, 2000, TIMI, the Canadian subsidiary, and TASS, the U.K. subsidiary, have generated cumulative net operating losses for tax purposes of approximately $344,000 and $628,000, respectively, against which a full valuation allowance has been recorded. The net operating loss carry forward period for TIMI is seven years and there is no limitation on the carry forward loss period for TASS.

NOTE J - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Nine months ended              Three months ended
                                                                         September 30                   September 30
                                                                     2000            1999            2000            1999
                                                                  ----------------------------------------------------------
                                                                         (Unaudited)                     (Unaudited)
Numerator:
     Net Income - numerator for basic and dilutive earnings       $2,914,600      $1,838,700      $1,003,500      $  632,200
     per share (income available to shareholders)
Denominator:
     Denominator for basic earnings per share -                    6,960,167       6,901,663       6,842,996       7,007,600
     weighted average shares
Effect of dilutive securities:
     Employee stock options                                          477,930         403,419         553,102         445,163
                                                                  ----------      ----------      ----------      ----------
Denominator for diluted earnings per share -
     adjusted weighted-average shares and
     assumed conversions                                           7,438,097       7,305,082       7,396,098       7,452,764
                                                                  ==========      ==========      ==========      ==========
Basic earnings per share                                          $     0.42      $     0.27      $     0.15      $     0.09
                                                                  ==========      ==========      ==========      ==========
Diluted earnings per share                                        $     0.39      $     0.25      $     0.14      $     0.08
                                                                  ==========      ==========      ==========      ==========

NOTE K - Contingencies

The Company is being sued by a former employee for alleged breach of contract and defamation. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

NOTE L - Segment and Geographic Data

The Company is a holding company with three core areas of business: proprietary products, consulting and information. The Company's clients are investment funds, investment managers, institutional investors and high-net-worth individuals. The proprietary products offered by the Company consist of several single and multi-manager investment funds for which the Company earns a management fee based upon the net assets of each respective fund. Fees are typically paid on a monthly or quarterly basis. The proprietary products are generally offered under the American Masters brand.

Consulting consists of activities such as advising clients concerning the organization and management of their investment portfolio or program. The Company also provides specialized investment services to investment management firms and individual investment advisers. Consulting fees are generally based upon the amount of assets in the underlying client investment vehicles.

With the purchase of TASS Investment Research Limited ("TASS") on March 11, 1999, the Company also has revenues from the sale of electronic database information. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and to take advantage of its growing worldwide relationships to expand its operations.

The following table provides a summary of the types of fees earned with respect to each of the Company's core areas of business:

                                                           Nine months ended                  Three months ended
                                                              September 30                       September 30
                                                         2000              1999             2000              1999
                                                    -----------------------------------------------------------------
                                                              (Unaudited)                        (Unaudited)
Revenues

Proprietary products
  Asset-based fees                                  $ 8,599,700       $ 5,773,900       $ 3,104,400       $ 2,109,200

Consulting services
  Asset-based fees                                    4,349,400         2,934,300         1,555,300         1,055,000
  Performance fees                                      104,400           190,800             6,300            60,000
  Annual retainer and special project fees            1,035,700           980,700           397,600           287,500
  Administration fees                                   302,600           273,800           113,600            92,400
  Commissions                                           232,500           296,400            69,500            49,300
  Royalties                                              11,400                --             6,300                --
                                                    -----------------------------------------------------------------
                                                      6,036,000         4,676,000         2,148,600         1,544,200

Database information                                  1,145,400           977,800           384,600           398,700
                                                    -----------------------------------------------------------------

Total Revenues                                      $15,781,100       $11,427,700       $ 5,637,600       $ 4,052,100
                                                    =================================================================

The following table provides a summary of the types of fees earned by geographic location:

                                                             Revenues (a)                        Revenues (a)
                                                          Nine months ended                   Three months ended
                                                             September 30                        September 30
                                                        2000              1999              2000              1999
                                                    -----------------------------------------------------------------
                                                            (Unaudited)                          (Unaudited)
United States                                       $ 9,053,400       $ 6,946,000       $ 3,149,100       $ 2,449,800
Bermuda                                               5,454,800         3,434,900         2,033,700         1,203,600
United Kingdom                                        1,272,900         1,046,800           454,800           398,700
                                                    -----------------------------------------------------------------
Consolidated Total                                  $15,781,100       $11,427,700       $ 5,637,600       $ 4,052,100
                                                    =================================================================

(a) Revenues are attributed to countries based on the location of the subsidiary performing the services.

Long-lived assets are substantially located in the United States and the United Kingdom.

Certain proprietary investment funds accounted for significant percentages of the Company's consolidated revenues, as follows:

                                                               Nine months ended            Three months ended
                                                                  September 30                 September 30
                                                               2000          1999           2000           1999
                                                            -----------------------------------------------------
                                                                   (Unaudited)                   (Unaudited)
American Masters Broad Market Fund, L.P.                       13.6%         13.6%          13.2%          13.7%
American Masters Broad Market Prime Fund, L.P.                 19.4%         17.4%          19.1%          18.1%
Kingate Global Fund Class B Shares                             14.4%         15.4%          14.2%          15.3%

Item 2. Management's Discussion and Analysis

Overview

The Company is a holding company with three core areas of business: proprietary products, consulting and information. The Company's clients are investment funds, investment managers, institutional investors and high-net-worth individuals. The proprietary products offered by the Company consists of several single and multi-manager investment funds for which the Company earns a management fee based upon the net assets of each respective fund. Fees are typically paid on a monthly or quarterly basis. The proprietary products are generally offered under the American Masters brand.

Consulting consists of activities such as advising clients concerning the organization and management of their investment portfolio or program. The Company also provides specialized investment services to investment management firms and individual investment advisers. Consulting fees are generally based upon the amount of assets in the underlying client investment vehicles.

With the purchase of TASS on March 11, 1999, the Company also has revenues from the sale of electronic database information. The Company's principal operating expenses consist of its costs of personnel and independent consultants. It is management's intention to continue the Company's focus on launching new products and to take advantage of its growing worldwide relationships to expand its operations.

The following table presents the percentage of consolidated revenue attributable to each of the aforementioned core areas of business at September 30, 2000 as compared to September 30, 1999:

                                                        Nine months ended
                                                           September 30
                                                 2000                             1999
                                 ----------------------------------------------------------------
                                                   % of Total                          % of Total
Product Name                         Revenues       Revenues            Revenues        Revenues
-------------------------------------------------------------------------------------------------
Proprietary products               $ 8,599,700         54.5           $ 5,773,900         50.5
Consulting                           5,699,100         36.1             4,188,800         36.7
Database information                 1,145,400          7.3               977,800          8.6
Other (a)                              336,900          2.1               487,200          4.2
                                 ----------------------------------------------------------------
Total revenues                     $15,781,100        100.0           $11,427,700        100.0
                                 ================================================================

(a) Consists of commissions and performance fees.

Results of Operations

Three months ended September 30, 2000 as compared to the three months ended September 30, 1999

Proprietary product fees increased 47.2% from $2,109,200 for the three months ended September 30, 1999 to $3,104,400 for the three months ended September 30, 2000. This increase is primarily due to growth of the net assets of certain proprietary investment funds resulting from additional investor capital contributions and positive investment performance. The following table presents the proprietary product fees responsible for 96.3% of this increase:

                                                           Three months ended
                                                              September 30
Product Name                                              2000            1999        Change($)   Change(%)
-----------------------------------------------------------------------------------------------------------
American Masters Broad Market Prime Fund, L.P.        $1,078,500       $ 731,300      $ 347,200       47.5
Kingate Global Fund Class B Shares                       799,800         620,800        179,000       28.8
American Masters Broad Market Fund, L.P.                 742,700         556,100        186,600       33.6
Tremont Broad Market Fund, LDC                           396,700         151,300        245,400      162.2

During the three months ended September 30, 2000, proprietary products for which the Company is the sole sponsor or general partner attracted additional net investments of capital as follows:

          American Masters Broad Market Prime Fund, L.P.         $20,302,000
          American Masters Broad Market Fund, L.P.                 1,700,000
          Tremont Broad Market Fund, LDC                          10,820,000

Consulting fees increased 44.4% from $1,434,900 for the three months ended September 30, 1999 to $2,072,800 for the three months ended September 30, 2000. This increase is primarily due to growth of the net asset base of the underlying investment vehicles for which the Company consults. A majority of the Company's consulting fees are earned based upon the underlying net asset value of the applicable investment vehicle. Such growth is a result of additional investor capital contributions and positive investment performance. Approximately 20.6% of this growth is attributable to one unaffiliated client that attracted an additional $79.4 million of investor capital during the three months ended September 30, 2000. In addition, approximately 39.5% of this growth is attributable to two new consulting arrangements with unaffiliated offshore investment managers. These three clients combined represent approximately 29.2% of total consulting revenues for the three months ended September 30, 2000.

Management expects that during the remainder of 2000 the Company will continue to develop new consulting relationships with additional entities. The Company also intends to utilize these relationships to create diversified ways to package and distribute its proprietary products. In addition, management expects all proprietary and consulting asset-based fees (including performance fees) to increase during periods of positive market conditions, but management cannot predict with any accuracy whether income from such fees will continue in the future due to changing market conditions and other outside factors. Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to effectively market its products and services.

Database information decreased 3.6% from $398,700 for the three months ended September 30, 1999 to $384,600 for the three months ended September 30, 1999. This decrease is due primarily to the ongoing development of a new version of the TASS+ database for which a new release is expected during the fourth quarter of fiscal 2000. In the meantime, sales of the existing database have slowed as the Company is focusing its resources toward completion of the final product. Database information sales for the three months ended September 30, 2000 also includes approximately $61,800 arising from the recognition of deferred revenue recorded as a result of the Company's granting of a license agreement to FITX Group Limited ("FITX") during December 1999. The net revenue deferred of $741,000 is being recognized as database sales over a three-year period (approximately $20,600 per month).

Compensation expense increased 7.8% from $1,830,800 for the three months ended September 30, 1999 to $1,974,100 for the three months ended September 30, 2000. This increase resulted primarily from the Company's continued efforts to attract and retain qualified employees. The number of employees increased from 64 at June 30, 2000 to 71 at September 30, 2000. In addition, compensation expense increased as a result of salary increases for certain employees, increased employee benefit costs and increased bonus accruals associated with the increase in the number of employees.

General and administrative expenses increased 6.9% from $1,039,200 for the three months ended September 30, 1999 to $1,111,800 for the three months ended September 30, 2000. The increase is due primarily to the Company's continued expansion in order to service its continued growth. General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, professional fees and other related expenses.

Consulting expenses increased 61.1% from $374,900 for the three months ended September 30, 1999 to $604,000 for the three months ended September 30, 2000. This increase is primarily due to increased revenues from certain client arrangements under which the Company shares a portion of its earned revenues with other advisers or consultants. In addition, the Company entered into certain new client arrangements under which the portion of revenue shared is slightly higher than other such arrangements.

Depreciation increased 42.6% from $77,700 for the three months ended September 30, 1999 to $110,800 for the three months ended September 30, 2000 primarily as a result of fixed asset purchases after September 1999. These purchases consisted of computer equipment for new employees, software updates to the
Company's information database, and hardware upgrades for the Company's worldwide computer network system.

Amortization of intangibles decreased 73.1% from $202,600 for the three months ended September 30, 1999 to $54,500 for the three months ended September 30, 2000. This decrease is primarily due to the completion of the amortization of customer contracts recorded as a result of the TASS acquisition in March 1999. Such contracts were amortized over a twelve-month period.

Equity earnings of investments increased 46.0% from $119,900 for the three months ended September 30, 1999 to $175,100 for the three months ended September 30, 2000. This increase is primarily due to investments of additional Company capital into its proprietary products, as well as overall positive investment performance. A substantial portion of the increase is due to the following:

                                                    Three months ended
                                                       September 30
Product Name                                        2000           1999   Change ($)  Change (%)
------------------------------------------------------------------------------------------------
American Masters Opportunity Fund, L.P.           $41,900        $    --   $41,900       *
Meridian Horizon Fund, L.P.                        28,300         12,600    15,700       124.6
Tremont Broad Market Fund, LDC                     47,200         11,900    35,300       296.6

* Commenced operations June 1, 2000

The Company invested an additional $1,500,000 in its newest proprietary product, American Masters Opportunity Fund, L.P. during the three months ended September 30, 2000. Management expects equity earnings to continue to increase during periods of positive market conditions, but management cannot predict with any accuracy whether such earnings will continue in the future due to changing market conditions and other outside factors.

Joint venture operations resulted in losses for the three months ended September 30, 2000 of $318,300, as compared to income for the three months ended September 30, 1999 of $347,100. This change is primarily due to the planned losses incurred by FITX Group Limited, of which the Company owns approximately 24.7% as of September 30, 2000. The Company's proportionate share of FITX's losses for the three months ended September 30, 2000 is approximately $348,200. The Company began equity accounting for its investment in FITX during October of 1999. Management expects that FITX will continue to operate at a loss, as planned, as the company continues to operate as a development stage company.

Nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999

Proprietary product fees increased 48.9% from $5,773,900 for the nine months ended September 30, 1999 to $8,599,700 for the nine months ended September 30, 2000. This increase is primarily due to growth of the net assets of certain proprietary investment funds resulting from additional investor capital contributions and positive investment performance. The following table presents the proprietary product fees responsible for 96.0% of this increase:

                                                           Nine months ended
                                                             September 30
Product Name                                              2000            1999     Change ($)    Change(%)
-----------------------------------------------------------------------------------------------------------
American Masters Broad Market Prime Fund, L.P.        $2,901,700      $2,014,700    $887,000        44.0
Kingate Global Fund Class B Shares                     2,264,300       1,758,800     505,500        28.7
American Masters Broad Market Fund, L.P.               2,152,100       1,558,500     593,600        38.1
Tremont Broad Market Fund, LDC                         1,030,600         301,600     729,000       241.7

During the nine months ended September 30, 2000, proprietary products for which the Company is the sole sponsor or general partner attracted additional net investments of capital as follows:

         American Masters Broad Market Prime Fund, L.P.       $56,400,000
         American Masters Broad Market Fund, L.P.              10,800,000
         Tremont Broad Market Fund, LDC                        35,000,000

Consulting fees increased 36.1% from $4,188,800 for the nine months ended September 30, 1999 to $5,699,100 for the nine months ended September 30, 2000. This increase is primarily due to growth of the net asset base of the underlying investment vehicles for which the Company consults. A majority of the Company's consulting fees are earned based upon the underlying net asset value of the applicable investment vehicle. Such growth is a result of additional investor capital contributions and positive investment performance. Approximately 22.1% of this growth is attributable to one unaffiliated client that attracted an additional $174 million of investor capital during the nine months ended September 30, 2000. In addition, approximately 39.9% of this growth is attributable to two new consulting arrangements with unaffiliated offshore investment managers. These two contracts combined represent approximately 10.7% of total consulting revenues for the nine months ended September 30, 2000.

Management expects that during the remainder of 2000 the Company will continue to develop new consulting relationships with additional entities. The Company also intends to utilize these relationships to create diversified ways to package and distribute its proprietary products. In addition, management expects all proprietary and consulting asset-based fees (including performance fees) to increase during periods of positive market conditions, but management cannot predict with any accuracy whether income from such fees will continue in the future due to changing market conditions and other outside factors. Profitability is dependent on the ability of the Company to maintain existing client relationships, several of which currently account for a significant portion of the Company's revenues, to increase assets under management for its clients, and to effectively market its products and services.

Database information increased 17.1% from $977,800 for the nine months ended September 30, 1999 to $1,145,400 for the nine months ended September 30, 1999. All database information sales are executed by TASS, the Company's wholly owned subsidiary in London that was purchased effective March 11, 1999. Operating results for the nine months ended September 30, 2000 represent nine months of database sales activity as compared to the nine months ended September 30, 1999, which only includes seven months of such activity.

Compensation expense increased 25.3% from $4,576,500 for the nine months ended September 30, 1999 to $5,733,500 for the nine months ended September 30, 2000. This increase resulted primarily from the Company's acquisition of TASS (nine months of activity during 2000 as compared to seven months of activity during
1999), as well as its continued efforts to attract and retain qualified employees. The number of employees increased from 51 at September 30, 1999 to 71 at September 30, 2000. In addition, compensation expense increased as a result of salary increases for certain employees, increased employee benefit costs and increased bonus accruals associated with the increase in the number of employees as well as the continued profitability of the Company.

General and administrative expenses increased 16.7% from $2,746,000 for the nine months ended September 30, 1999 to $3,205,200 for the nine months ended September 30, 2000. The increase is due primarily to TASS operations being included for nine months during the nine months ended September 30, 2000 versus seven months for the nine months ended September 30, 1999. In addition, the Company continues to expand in order to service its continued growth. General and administrative expenses consist primarily of rent, telecommunications, travel and entertainment, professional fees and other related expenses.

Consulting expenses increased 45.0% from $1,160,800 for the nine months ended September 30, 1999 to $1,683,700 for the nine months ended September 30, 2000. This increase is primarily due to increased revenues from certain client arrangements under which the Company shares a portion of its earned revenues with other advisers or consultants. In addition, the Company entered into certain new client arrangements under which the portion of revenue shared is slightly higher than other such arrangements.

Depreciation increased 52.0% from $191,800 for the nine months ended September 30, 1999 to $291,700 for the nine months ended September 30, 2000 primarily as a result of fixed asset purchases after September 1999. These purchases consisted of computer equipment for new employees, software updates to the Company's information database, and hardware upgrades for the Company's worldwide computer network system.

Amortization of intangibles decreased 73.2% from $609,800 for the nine months ended September 30, 1999 to $163,500 for the nine months ended September 30, 2000. This decrease is primarily due to the completion of the amortization of customer contracts recorded as a result of the TASS acquisition in March 1999. Such contracts were amortized over a twelve-month period.

Equity earnings of investments increased 52.7% from $364,800 for the nine months ended September 30, 1999 to $557,200 for the nine months ended September 30, 2000. This increase is primarily due to investments of additional Company capital into its proprietary products, as well as overall positive investment performance. A substantial portion of the increase is due to the following:

                                                       Nine months ended
                                                         September 30
Product Name                                            2000       1999        Change ($)  Change (%)
-----------------------------------------------------------------------------------------------------
American Masters Opportunity Fund, L.P.               $53,500    $    --         $53,500      *
American Master Market Neutral Fund, L.P.              71,800     41,588          30,200       72.5
Tremont Broad Market Fund, LDC                        144,000     17,900         126,100      704.5

* Commenced operations June 1, 2000

During the nine months ended September 30, 2000, the Company invested $2,000,000 in its newest proprietary product, American Masters Opportunity Fund, L.P., which commenced operations on June 1, 2000. The Company also invested an additional $1,050,000 in Tremont Broad Market Fund, LDC during the nine months ended September 30, 2000.

Joint venture operations resulted in losses for the nine months ended September 30, 2000 of $547,300, as compared to income for the nine months ended September 30, 1999 of $326,800. This change is primarily due to the planned losses incurred by FITX Group Limited, of which the Company owns approximately 24.7% as of September 30, 2000. The Company's proportionate share of FITX's losses for the nine months ended September 30, 2000 is approximately $726,800. The Company began equity accounting for its investment in FITX during October of 1999. Management expects that FITX will continue to operate at a loss, as planned, as the company continues to operate as a development stage company.

Liquidity and Capital Resources

Cash provided by operations increased $1,326,950, or 51.3%, from $2,587,850 for the nine months ended September 30, 1999 to $3,914,800 for the nine months ended September 30, 2000. This increase is primarily due to increased net income, collections of accounts receivable, and an increase in deferred income taxes payable. Cash used in investing activities decreased as a result of decreased net investing activities offset by a return of capital from Gamtree, L.P. and Tremont MRM Services Limited. Cash provided by financing activities decreased due to the purchase of Class A Common Stock during July 2000, offset by the $1,975,000 borrowed from the Company's revolving note payable.

On July 28, 2000, the Company purchased 200,000 (250,000 post-split) shares of its Class A Common Stock at a price of $11.50 per share ($9.20 per share post split), pursuant to a tender offer which expired on July 20, 2000.

On July 25, 2000, the Company executed a two-year Revolving Credit Promissory Note, due on July 31, 2002 (the "Revolver") in an amount not to exceed $2.5 million. On July 26, 2000, the Company borrowed $1,975,000 from the Revolver to fund a portion of the purchase of the 200,000 shares of Class A Common Stock pursuant to the Tender Offer. The balance of the Revolver may be used for working capital needs arising from time to time. Borrowings under the Revolver will bear interest, at the Company's option, at the bank's prime rate or the London Interbank Offered Rate plus a margin of 2%. The Revolver is secured by a pledge of the management fees payable by certain proprietary products to TPI and TPI's limited partnership interest in the American Masters Opportunity Fund, L.P. which is currently valued at $1.8 million. The Company is in compliance with all debt covenants and has paid interest of $21,300 as of September 30, 2000.

On October 24, 2000, the Company repaid $600,000 of its note payable, reducing the outstanding balance to $1,375,000.

At September 30, 2000 the Company owned 30,000 shares of common stock of a non-public financial services company formed in 1996. The shares were received by the Company as a result of an employee's participation as a board member of such company. At September 30, 2000, the shares of common stock were valued at zero.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been sued by a former employee for alleged breach of contract and defamation. In a decision dated September 21, 1999, the Connecticut District Court held that the claim for defamation must be arbitrated under NASD rules. The Plaintiff has not commenced arbitration proceedings. By Notice of Motion dated October 18, 1999, the Company moved to dismiss the complaint in its entirety. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On October 20, 2000, a majority of the shareholders granted their written consent in accordance with Delaware law to a proposed amendment to the Company's 1998 Stock Plan, initiated by the Company's Board of Directors, which increased the number of shares of Class B Common Stock available under such plan by 300,000 shares, to an aggregate of 612,500 shares.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

The following exhibits are included herein:

     Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K

The Company filed a report on Form 8-K dated August 14, 2000 describing Tremont Advisers, Inc. (the "Company") entering into an employment agreement (the "Agreement") with Barry Colvin, pursuant to which he will serve as the Chief Operating Officer of the Company. Mr. Colvin replaces Robert Schulman in this capacity. Mr. Schulman will continue to serve as the Company's President and Co-Chief Executive Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Tremont Advisers, Inc.


Date: November 9, 2000               /s/ Stephen T. Clayton
                                     -------------------------------------------
                                     Stephen T. Clayton
                                     Chief Financial and Administrative Officer
                                     (Duly authorized Officer and
                                     Principal Financial and Accounting Officer)

                                                                   Schedule 3.11


                                 Title Problems


1. Onondaga Project - All of the chain of title documents are not in the Company's possession; however, the Company's subsidiaries and/or their predecessors in interest have conducted the project at the landfill since the date of the Landfill Lease, April 25, 1984.

2. Manchester Project - All of the chain of title documents are not in the Company's possession; however, the Company's subsidiaries and/or their predecessors in interest have conducted the project at the landfill since the date of the Landfill Lease, May 8, 1984.

3. Oyster Bay Project - The town never consented to the assignment to Biomass Energy Partners I, A Connecticut Limited Partnership; however, it is well aware of the project's existence.