Form 10KSB
period 2000-12-31
TREMONT ADVISERS INC
filed 2001-03-12
CIK 880320

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                      Commission file number:  0-27077
December 31, 2000

                             TREMONT ADVISERS, INC.
                 (Name of small business issuer in its charter)

Delaware                                                     06-1210532
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

555 Theodore Fremd Avenue, Rye, New York                     10580
(Address of Principal Executive Offices)                     (Zip Code)

         Issuer's telephone number, including area code: (914) 925-1140

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class B Common Stock

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___.

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
_______

State issuer's revenues for its most recent fiscal year = $23,177,500

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Issuer was approximately $7,628,100 based upon the average bid and ask prices of such stock on February 28, 2001, quoted by the National Quotation Bureau, LLC in the over-the counter market. The aggregate market value of the Class B Common Stock held by nonaffiliates of the Issuer was approximately $16,819,800 based upon the last sales price of such stock on February 28, 2001, as disclosed on the NASDAQ SmallCap Market (TMAV).

The number of outstanding shares of the Issuer's Class A Common Stock, $.01 par value, was 1,735,418 as of February 28, 2001 and the number of outstanding shares of the Issuer's Class B Common Stock, $.01 par value, was 5,126,958 as of February 28, 2001.

Shares outstanding and per share data have been restated to reflect the impact of a five-for-four stock split distributed on August 8, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


PART I

   Item 1.   Description of Business...........................................1
   Item 2.   Description of Properties........................................11
   Item 3.   Legal Proceedings ...............................................11
   Item 4.   Submission of Matters to a Vote of Security Holders..............11

PART II

   Item 5.   Market For the Registrant's Common Equity
              and Related Stockholder Matters.................................12
   Item 6.   Management's Discussion and Analysis.............................14
   Item 7.   Financial Statements.............................................25
   Item 8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................59

PART III

   Item 9.   Directors and Executive Officers of the Registrant...............60
   Item 10.  Executive Compensation...........................................63
   Item 11.  Security Ownership of Certain Beneficial Owners and Management...67
   Item 12.  Certain Relationships and Related Transactions...................71
   Item 13.  Exhibits, List and Reports on Form 8-K...........................71

EXHIBIT INDEX ................................................................78

                                     PART I
Item 1.  Description of Business

General

     Tremont Advisers, Inc. (the "Company" or "Tremont"), incorporated in Delaware in 1987, has three principal areas of business: developing and managing proprietary investment funds, providing investment advisory services and retrieving and selling information.

     The Company's proprietary investment funds, generally offered under the "American Masters" name, are domestic and off-shore single and multi-manager investment funds from which the Company earns monthly or quarterly management fees based upon net assets. At December 31, 2000, the Company's subsidiaries were the general partners or sponsors of thirteen proprietary funds, four of which commenced operations in the last two years. The Company anticipates forming additional funds in 2001.

     The Company's investment advisory services include counseling clients about the organization and management of their investment portfolios or programs, as well as providing specialized investment services to investment management firms and individual investment advisors. Advisory fees are generally based upon the amount of assets in the clients' investment vehicles.

     The research conducted by the Company on domestic and foreign investment advisors is critical to all aspects of its business. The Company has developed a proprietary program which reviews and evaluates this information. Certain aspects of the program are sold to large institutions such as banks, foundations and government agencies, among others, as well as to high net worth individuals. Generally, these sales are made for a fixed fee.

     All of the Company activities are conducted by its subsidiaries, each of which markets its services to a separate and distinct group of clients. However, some clients may utilize the services of more than one subsidiary. The Company's subsidiaries are described below.

     o Tremont Partners, Inc. ("TPI"), the Company's principal domestic subsidiary, is a registered investment advisor that serves as general partner of, and provides investment advisory services to, both the Company's domestic proprietary investment funds and unaffiliated clients, including financial intermediaries, individuals, pension, retirement and profit sharing plans.

     TPI's revenues from the Company's proprietary investment funds constituted approximately 30% of the Company's consolidated revenues for each of the years ended December 31, 2000 and 1999 and revenues from advisory services to unaffiliated clients constituted approximately 16% and 21% of those respective amounts. During the years ended December 31, 2000 and 1999, approximately 51% and 55%, respectively, of the Company's consolidated revenues were derived from TPI's operations.

     o Tremont (Bermuda) Limited ("TBL"), the Company's principal foreign subsidiary, is based in Hamilton, Bermuda and provides investment advisory services to several of the Company's proprietary single and multi-manager offshore funds. It also acts as the fund sponsor, and, in some cases, administrator, of a select group of offshore funds managed by U.S. based money managers.

     TBL's revenues from the Company's proprietary investment funds constituted approximately 21% and 19% of the Company's consolidated revenues for the years ended December 31, 2000 and 1999, respectively. Its revenues from advisory fees from unaffiliated clients constituted approximately 11% and 9% of the Company's consolidated revenues for the years then ended. For the years ended December 31, 2000 and 1999, TBL accounted for approximately 38% and 32%, respectively, of the Company's consolidated revenues. Given the growth during recent years in the amount of money invested in offshore funds, the Company believes that TBL's activities will continue to significantly contribute to the Company's revenues.

     o Tremont Investment Management, Inc. ("TIMI") is a registered Canadian investment adviser, portfolio manager and limited market dealer located in Toronto, Canada. TIMI serves as sponsor to the Company's Canadian multi-manager proprietary hedge fund. TIMI is owned 65% by the Company and 35% by a non-affiliated individual.

     o Tremont Futures, Inc. ("TFI") is a registered commodity pool operator and commodity trading adviser that serves as a general partner of one of the Company's proprietary investment funds.

     o Tremont Tass (Europe) Limited. ("TASS") (formerly known as TASS Investment Research Limited), located in the United Kingdom, was acquired by the Company in March 1999. It is one of the alternative investment industry's leading information and research companies.

     o Tremont Securities, Inc. ("TSI") is a registered broker dealer that, among other activities, facilitates the purchase and sale of investments on behalf of clients of the Company's subsidiaries.

Proprietary Investment Funds

     The Company's proprietary investment funds were originally created to provide clients with vehicles for investment with "hard-to-access" managers. Today, the Company has more than $1 billion in its proprietary domestic and offshore investment funds.

     Tremont's single-manager funds offer access to managers who have undergone review by the Company's research department and investment committee. The Company sponsors only the funds of those managers it believes to be the "best in class," who generally have at least a 12 month track record and $50 million under management.

     The Company's significant proprietary investment funds are:

     American Masters Broad Market Fund, L.P. ("AMBMF") is a Delaware limited partnership formed to achieve capital growth through hedged investments. TPI is the sole general partner and receives a monthly management fee based upon AMBMF's net asset value as of the end of each month. At December 31, 2000, AMBMF's approximate net asset value was $290 million.

     American Masters Broad Market Prime Fund, L.P. ("AMBMPF") is a Delaware limited partnership formed to achieve capital growth through a leveraged investment strategy. TPI is the sole general partner and receives a monthly management fee based upon AMBMPF's net asset value as of the end of each month. TPI is also reimbursed for certain operating expenses. At December 31, 2000, AMBMPF's approximate net asset value was $362 million.

     American Masters Market Neutral Fund, L.P. ("AMMN") is a Delaware limited partnership formed to achieve long term capital appreciation irrespective of stock market volatility. TFI receives a monthly management fee based upon AMMN's net asset value as of the end of each month. At December 31, 2000, AMMN's approximate net asset value was $20 million.

     American Masters Opportunity Fund, L.P. ("AMOF") is a Delaware limited partnership formed on March 21, 2000 to achieve long-term capital appreciation, generate positive returns irrespective of stock market volatility or direction, and preserve capital. TPI receives a monthly management fee based upon AMOF's net asset value as of the end of each month. At December 31, 2000 AMOF's approximate net asset value was $8 million.

     American Masters Multi-Tech Fund, L.P. ("AMMT") is a Delaware limited partnership formed on March 31, 2000 to seek superior capital appreciation by investing primarily in technology industries. TPI receives a monthly management fee based upon AMMT's net asset value as of the end of each month. At December 31, 2000, AMMT's approximate net asset value was $14 million.

     American Masters Opportunity Insurance Fund, L.P. ("AMOIF"), is a Delaware limited Partnership formed on December 18, 2000 to achieve long-term capital appreciation, generate positive returns irrespective of stock market volatility or direction, and preserve capital. TPI receives a monthly management fee based upon AMOIF's net asset value as of the end of each month. AMOIF was funded on February 1, 2001 with $25 million.

     Kingate Global Fund, Ltd.-Class B Shares ("Kingate") is a British Virgin Islands hedge fund marketed to high net worth individuals who accept a high degree of risk in their investment. TBL, a co-sponsor of Kingate, receives compensation at the end of each month based on a percentage of the net asset value of the Class B Shares owned by investors introduced to Kingate by TBL. At December 31, 2000, Kingate's approximate net asset value was $1.2 billion of which $211 million was attributable to investors introduced by TBL.

     American Masters Fund "AG Absolute Return Series" Limited ("AMF-AG") is a Cayman Island open-end investment company engaged in hedging activities in both the U.S. and non-U.S. markets using a variety of convertible securities, including convertible bonds, convertible preferred stocks and warrants. As investment manager, TBL receives monthly compensation based upon AMF-AG's net assets. At December 31, 2000, AMF-AG's approximate net asset value was $91 million.

     Tremont Broad Market Fund, LDC ("TBMLDC") is a Cayman Islands open-ended investment company seeking long-term capital growth. As investment advisor and administrator, TBL receives monthly compensation based on a percentage of TBMLDC's net asset value. At December 31, 2000, TBMLDC's approximate net asset value was $127 million.

     The Tremont Masters Fund ("Tremont Masters") is a Canadian multi-manager fund formed to achieve an attractive adjusted return having a low correlation to traditional fixed income and equity markets. At December 31, 2000, Tremont Masters' approximate net asset value was $605,000. TIMI will receive monthly compensation based on a percentage of the net asset value of nonaffiliated assets, when contributed.

Investment Advisory Services

     The Company provides investment advisory services to a broad range of clients, using both quantitative and qualitative analysis. The Company's investment committee consists of individuals with diverse and extensive industry backgrounds in disciplines ranging from trading and investment to product construction to statistical analysis. This expertise is brought to bear in helping clients choose the mix of strategies and managers to achieve their investment objectives.

     Among the advisory services provided by the Company to the sponsors of investment vehicles is assistance in organizing and structuring single and multi-manager funds. These services include:

     o establishing investment objectives and guidelines consistent with the client's purposes and market;

     o    defining suitable asset classes for investment;

     o negotiating fees and other arrangements with investment advisers and other professionals rendering services to the fund; and

     o    providing advice regarding fund structure and administration.

     Once a fund has been organized, the Company's on-going services include:

     o monitoring the fund's performance, including the performance of its investment advisers;

     o    recommending the retention or replacement of investment advisers;

     o furnishing specialized reports requested by the sponsor or managers of the fund; and

     o    providing other administrative services as required.

     The Company also renders advisory services and investment advice to corporate pension and profit-sharing plans, state and local retirement systems and high net worth individuals. These services may include:

     o    designing  and  implementing   investment   programs,   including  the
          establishment of objectives and guidelines;

     o identifying and selecting appropriate investment advisers for the programs;

     o    monitoring the performance of the programs; and/or

     o    administering the reporting involved in such programs.

     Additionally,   the  Company  renders   advisory   services  to  investment
partnerships, bank trust funds and insurance companies in the selection of their investments in other investment partnerships, funds, and/or separate accounts.

     Advisory fees from unaffiliated clients accounted for approximately 28% and 31% of the Company's consolidated revenues in the years ended December 31, 2000 and 1999, respectively.

     The Company enters into written agreements with its advisory clients. Under these agreements, fees, usually payable monthly or quarterly, are typically based on assets under the client's management or on the performance of the fund. However, the Company may, from time to time, receive a fixed fee for organizing a multi-manager fund. Other arrangements include annual retainer fees payable during the terms of the agreements or single fees for individual advisory projects. Several contracts require the payment of asset-based fees for so long as investors placed by the Company in the fund remain investors, which may be well beyond the termination of a particular contract.

     The percentage of revenues that any client pays to the Company can fluctuate substantially over time due to the nature of the capital markets and the nature of the fee arrangements. The Company's ability to generate and sustain revenues from clients that are multi-manager funds is primarily dependent on the size of the funds' assets under management and on the continuation of their advisory and/or management agreements. These agreements generally have a term of up to two years and are terminable upon 30 to 60 days' written notice or earlier in certain circumstances. Other agreements are also generally terminable by the clients upon short notice.

     Although the Company expects that an agreement with an investment fund client will continue for the duration of the fund's term, there can be no assurance that a client or the Company will not terminate the relationship earlier. During 2000, the Company resigned as advisor to three accounts and
mutually   agreed  with  two  other   clients  to   terminate   their   advisory
relationships. During 1999, two advisory agreements were terminated. No significant loss of revenues in these two years has resulted from the loss of these clients. However, the Company is actively seeking to expand its client base and further diversify its advisory business in an effort to reduce the adverse impact of the loss of any one or more of its clients.

     As part of its investment advisory services for a client, the Company monitors the performance of various investment managers and then evaluates them by matching the client's objectives with each manager's investment characteristics. The Company then recommends the selection, continuation or termination of a manager, although the final decision is made by the client. From time to time, clients have hired an affiliate of the Company as an investment manager. For instance, upon the Company's recommendation after an evaluation of all relevant factors, one of the Company's clients selected an affiliate of a principal shareholder of the Company to be one of its several investment managers. In the future, the Company may enter into or recommend transactions with its directors, officers, and stockholders and/or their affiliates, but will do so only if the terms of the transactions are no less favorable to the Company or its client than could be obtained by the Company or client from an unaffiliated third party.

     The Company's six most significant unaffiliated advisory clients are described below. They represented the indicated percentages of the Company's total consolidated revenues in the three years ended December 31, 2000:

                                                    2000        1999       1998
                                                    ---------------------------
  Meridian Horizon Fund, L.P.                        5.5%       5.1%       6.8%
  The DaimlerChrysler Minority Equity Trust          4.7        6.6        7.5
  Bomaral Fund                                       4.3        0.4         --
  Security Equity Life Insurance Company             2.7        3.0        4.4
  Green's Investment Fund Limited                    1.9         --         --
  Credit Suisse Financial Products Master Fund       1.4        1.1        0.6

     Meridian Horizon Fund, L.P. ("Meridian") is a multi-manager limited partnership employing diversified investment strategies. TPI is a consultant to and the administrator of Meridian. TPI's compensation is based upon a percentage of Meridian's net assets at the end of each month. In addition, TPI receives a fixed consulting fee. At December 31, 2000, Meridian had a net asset value of approximately $627 million.

     The DaimlerChrysler Minority Equity Trust (the "Trust") is a multi-manager program using minority owned and operated investment management firms. TPI advises the Trust on the selection and monitoring of managers, as well as on the allocation of funds among them. TPI's compensation is based upon a percentage of the Trust's net asset value at the end of each month. As of December 31, 2000, the Trust had a net asset value of approximately $547 million.

     Bomaral Fund ("Bomaral") is a recently formed Netherland Antilles-based fund seeking to achieve long term capital appreciation, positive returns irrespective of stock market volatility or direction, and preservation of capital. TBL serves as an advisor to Bomaral, assisting in the monitoring and selection of investment managers and investment vehicles. TBL receives a fee based upon a percentage of Bomaral's assets at the end of each month. As of December 31, 2000, Bomaral's approximate net asset value was $98 million.

     Security Equity Life Insurance Company offers a Group Flexible Premium Variable Life Insurance contract with separate accounts for different investments. TPI acts as the investment manager of one of these separate accounts using a multi-manager approach. The primary investment objective of this account is to achieve above-average, long-term capital growth. TPI receives compensation from the account based upon a percentage of the account's net assets. As of December 31, 2000, the account had a net asset value of $77 million.

     Green's Investment Fund Limited ("Green's) is a Cayman Island multi-manager exempted investment company employing diversified investment strategies. TBL advises it on portfolio construction, fund selection, monitoring and supervision of investments. TBL receives a fee based upon a percentage of the Green's assets at the end of each month. As of December 31, 2000, the Green's approximate net asset value was $115 million.

     Credit   Suisse   Financial   Products   Master  Fund  (the  "Fund")  is  a
multi-manager limited partnership advised by a diverse group of investment managers. The Fund is a principal guaranteed fund of funds, designed for high-net worth individuals with low risk tolerance. Its portfolio funds have been selected to counterbalance each other in periods of market strengths and weaknesses. TBL serves as an advisor to the Fund's general partner and assists in the monitoring and selection of investment vehicles. TBL receives a fee based upon a percentage of the Fund's assets at the end of each month. As of December 31, 2000, the Fund's approximate net asset value was $628 million.

Information Research and Sales

     Investment Adviser Research Program. The Company maintains a continuing research program evaluating and reviewing both domestic and foreign investment advisors and advisory firms. The Company's employees meet with and interview over 250 advisors each year. Interviews are conducted with the advisor or the senior investment personnel of an advisory firm to evaluate such factors as investment approach, style, personnel turnover, delegation of investment decision making responsibilities and the number and type of accounts under management. As a result of this research the Company has developed a proprietary computerized database of more than 2,500 investment advisers including, but not limited to, domestic equity, international equity and fixed income advisors, mutual funds, private limited partnerships and offshore funds. This database allows the Company to monitor and evaluate investment management performance and to simulate the match of a fund's objectives with the investment characteristics of different or combined investment advisors. In addition, the Company utilizes this database to advise clients in the selection of appropriate investment advisors and investment programs.

     TASS, acquired by the Company in March 1999, specializes in researching and selling information, serving a large institutional client base whose subscribers include investment banks, foundations, endowments, government agencies and high net worth individuals, among others. TASS provides information on an extensive global range of alternative investment funds and managers which include (but are not limited to) hedge funds, event-driven funds, distressed securities funds, derivative funds, managed futures funds, commodity funds, arbitrage funds, emerging markets funds and funds of funds, as well as commodity trading advisors. The integration of TASS into the Company greatly enhanced Tremont's global research capabilities. The TASS database contains over 300 fields of information and collects data on over 2,500 hedge funds based around the world. TASS accounted for approximately 8% and 9%, respectively, of the Company's consolidated revenues for the years ended December 31, 2000 and 1999.

     FITX Group Limited ("FITX") was formed in June 1999 to provide business-to-business e-commerce web site products and services to niche markets, primarily within the hedge fund industry. Its subsidiary, HedgeWorld, Inc., offers news, performance data, trading and services on its web site to investors, financial advisors, fund managers and the hedge fund industry's service providers. HedgeWorld is the exclusive provider of HedgeTrust Exchange, a secure online platform for trading non-U.S. domiciled hedge funds on a regulated exchange. In December 1999, the Company granted FITX a license to use the TASS database in exchange for 87,260 shares of FITX Series B Preferred Stock valued at $11.46 per share ($1,000,000) and an annual royalty on net revenues earned by FITX in connection with the TASS database. At December 31, 2000, the Company owned approximately 24.2% of FITX's outstanding common stock.

Other Businesses

     Insurance Products

     In addition to American Masters Opportunity Insurance Fund, L.P., its proprietary investment fund which is solely for insurance company investments (described in more detail above under the heading "Proprietary Investment Funds"), the Company is also involved in the following insurance related activities:

     Tremont International Insurance, Ltd. ("TIIL") is a Cayman Island insurance company offering a variety of insurance products, including variable life insurance policies and deferred variable annuities, to customers who are not residents of the Cayman Islands. TIIL is owned 24.5% by TBL and 51% by Mutual Risk Management, Ltd., an international risk management company ("MRM") and 24.5% by others.

     Tremont MRM Services Limited ("TMRM") was formed under Bermuda law to provide product development, marketing and administrative services to TIIL. TMRM is owned 38.9% by the Company, 20% by MRM and 41.1% by others.

     HedgeLife Holdings, Limited ("HedgeLife") is a Bermuda corporation to be formed by the Company in conjunction with other owners of TIIL and TMRM. HedgeLife is conducting an initial offering of $300,000,000 of its common shares to accredited investors. It is intended that, upon subscription for at least $100,000,000 of the common shares, HedgeLife will acquire from the Company and the other owners of TIIL and TMRM all of the capital stock of those companies, thereby making them wholly-owned subsidiaries of HedgeLife. It is also currently intended that TMRM will cease active operations and TIIL will assume all of the operating activities formerly performed on its behalf by TMRM.

     The offering will commence in March 2001 and the Company expects that the first closing and completion of the described transactions will occur in June 2001, although this may not happen until a later date, if at all. Upon completion of the described transactions, the Company will own at least 38% of the Series A shares and at least .5% of each other class.

     Hedge Fund Indices

     Credit Suisse First Boston Tremont Index LLC is a joint venture between the Company and Credit Suisse First Boston Index Co., Inc. that has formed a series of benchmarks for the hedge fund industry and has started a line of indexed products. The venture launched CSFB Tremont Hedge Fund Index, a capital-weighted master index, in the fourth quarter of 1999 and it is anticipated that it will be followed by a series of capital weighted sub-indices based on various investment strategies and styles. It is also anticipated that the venture will launch index products during 2001. The Company owns 25% of the venture; however, the Company is entitled to receive 33% of the venture's first $2 million of operating profits, when and if the venture becomes profitable.

     Brokerage Services

     TSI is a registered broker dealer that, directly or indirectly, purchases and sells investments on behalf of the Company's clients. It also acts as an introducing broker for security transactions initiated by unaffiliated companies, facilitates soft-dollar arrangements and sells private investment partnerships, variable annuity and variable life products. TSI accounted for approximately 1% and 2%, respectively, of the Company's consolidated revenues in the years ended December 31, 2000 and 1999.

Competition

     The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, commercial banks and insurance companies, a significant number of which have substantially greater capital, resources and services. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel, as well as the relative price of services and products offered. Similarly, the Company believes that the important factors which affect the success of investment consulting firms include the abilities and reputations of the consultants professional personnel, the ability to develop new investment management products and technologies for clients and the ability to market existing services.

     The Company is committed to maintaining the firm's competitive position through the continued involvement of its professional management in all aspects of business development.

Regulation

     The Company is subject to or restricted by various federal and state governmental laws or regulations relating to the investment advisory services rendered to its clients. To the extent that the Company renders such services, it is subject to compliance with the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and state law, including limitations on the amount of fees charged by it and the transactions to be effected by it. Even though management believes the Company is in compliance with applicable regulations, changes in the regulations may affect the expense of operation and require adjustments in the Company's business procedures to ensure compliance.

     The Company is also subject to the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     TPI is registered as an investment adviser with the Securities and Exchange Commission (the "Commission") under the Advisers Act. However, registration does not imply in any manner that TPI has been approved, nor imply that TPI's qualifications have been passed upon, by the Commission or any state or foreign regulatory authority.

     The Company may be deemed, in certain instances, to be a "fiduciary" for its clients and their funds under ERISA and U.S. Department of Labor regulations. In such event, the Company could be subject to certain sanctions and fines for its noncompliance with a particular law and its regulations.

     The Company obtains a significant amount of its revenues from sponsors and managers of single-manager and multi-manager investment funds. These sponsors and managers are subject to regulation under the Investment Company Act and the Advisers Act respecting the amount of the fees that they may charge to their funds. Since the Company is generally paid out of the fees received by such sponsors or managers, any regulatory limits on these fees has a direct impact on the fees to be received by the Company. In addition, the aforementioned Acts generally require that the agreements between the sponsors or managers and their funds be terminable by the funds on 30 to 60 days' notice. Accordingly, the Company's agreements with these sponsors and managers are also subject to such termination provisions.

Employees

     At December 31, 2000, the Company had 65 full-time employees and no part-time employees.

Item 2.  Description of Properties

     The Company owns no real property but leases 10,910 square feet for executive offices in Rye, New York. The lease expires August 2002 and requires monthly payments of approximately $22,700.

     TBL leases a 3,250 square foot office in Hamilton, Bermuda. The lease expires February 2003 and requires monthly payments of approximately $7,100.

     TASS leases a 2,800 square foot office in London, England. The lease expires in June 2005 but is renewable for two additional five year periods. The monthly rent is approximately $14,000 and is guaranteed by the Company.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 20, 2000, a majority of the holders of each of the Company's Class A Common Stock and Class B Common Stock granted their written consent in accordance with Delaware law to a proposed amendment to the Company's 1998 Stock Plan (the "Plan"). The amendment, which had been approved by the Company's Board of Directors on September 13, 2000, increased the number of shares of Class B Common Stock underlying options available for grants under the Plan by 300,000 shares, up to an aggregate of 612,500 shares. 9,133,578 votes, representing 76.2% of the aggregate eligible votes, were cast in favor of the resolution.

                                     PART II

Item 5.  Market For the Registrant's Common Equity and Related Stockholder
         Matters

     The Company's Class A Common Stock ("TMAVA") and Class B Common Stock ("TMAV") are closely held and thinly traded.

     The quotations below for the Class A Common Stock and the Class B Common Stock are, up until February 2, 2000, dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions. They have been restated to reflect the impact of a five-for-four stock split paid on August 8, 2000 to shareholders of record on July 31, 2000.

     The following table sets forth the range of high and low bid prices of the Class A Common Stock and the range of high and low bid prices or trade prices of the Class B Common Stock, as applicable, in each case from January 1, 1999 through February 28, 2001. For the period commencing on January 1, 1999 and ending on February 1, 2000, both the Class A Common Stock and Class B Common Stock were quoted on the OTC Bulletin Board. Since February 2, 2000, the Class B Common Stock has traded on the NASDAQ SmallCap Market(R) under the symbol TMAV. The Class A Common Stock continues to be quoted on the OTC Bulletin Board.

                       Price Range of Class A Common Stock

                                                            Bid Prices
                                                    ------------------------
                                                       High             Low
                                                    -------           ------
1999
January 1, 1999 - March 31, 1999                    $ 6.40            $ 3.84
April 1, 1999 - June 30, 1999                         6.88              5.12
July 1, 1999 - September 30, 1999                     8.40              6.20
October 1, 1999 - December 31, 1999                   8.80              7.20

2000
January 1, 2000 - March 31, 2000                    $ 8.40            $ 8.00
April 1, 2000 - June 30, 2000                         8.60              6.40
July 1, 2000 - September 30, 2000                    14.00              7.00
October 1, 2000 - December 31, 2000                  12.00              9.50

2001
January 1, 2001 - February 28, 2001                 $11.00            $ 9.00

                      Price Range of Class B Common Stock

                                                            Bid Prices
                                                    ------------------------
                                                       High             Low
                                                    -------           ------
1999
----
January 1, 1999 - March 31, 1999                    $ 6.72            $ 4.00
April 1, 1999 - June 30, 1999                         7.04              5.12
July 1, 1999 - September 30, 1999                     8.80              6.40
October 1, 1999 - December 31, 1999                   9.40              4.80

2000
----
January 1, 2000 - February 1, 2000                    8.00              7.60

                                                           Trade Prices
                                                    ------------------------
                                                      High              Low
                                                    ------           -------
2000
----
February 2, 2000 - March 31, 2000                   $ 8.80            $ 6.40
April 1, 2000 - June 30, 2000                         9.00              7.20
July 1, 2000 - September 30, 2000                    12.00              7.50
October 1, 2000 - December 31, 2000                  15.00             10.00

2001
----
January 1, 2001 - February 28, 2001                 $19.00            $10.125

Holders

     As of February 28, 2001, there were approximately 275 holders of record of the Company's Class A Common Stock and approximately 370 holders of record of the Company's Class B Common Stock.

Dividends

     Since its organization, the Company has not paid any cash dividends on its Class A Common Stock or its Class B Common Stock nor does it plan to do so in the foreseeable future.

Stock Splits

     On July 15, 1999 and on June 6, 2000, the Board of Directors approved five-for-four stock splits (with no change in par value) of both the Company's Class A Common Stock and Class B Common Stock. The first split was distributed on August 16, 1999 to stockholders of record on July 30, 1999 and the second split was distributed on August 8, 2000 to stockholders of record on July 31, 2000.

     All per share and shares outstanding data have been restated to reflect the impact of these stock splits.

Tender Offer for Class A Common Stock

     On June 6, 2000, the Board of Directors approved an offer to buy back up to 200,000 shares (250,000 shares post split) of the Company's approximately 1.6 million (2.0 million shares post split) outstanding shares of Class A Common Stock for $11.50 per share ($9.20 post split). The offer was made on June 19, 2000 and remained open for 30 days. The offer was not conditioned upon any minimum number of shares being tendered.

     A total of 1,013,760 (1,267,200 shares post split) shares were tendered and not withdrawn prior to the offer expiration date. The Company first purchased all shares properly tendered by holders of an aggregate of 100 or fewer shares if the tender was for all of the shares owned by them and then, after the purchase of all of those shares, all the remaining tendered shares on a pro rata basis.

Increase in Authorized Shares

     On December 6, 2000, the Board of Directors adopted, subject to shareholder approval, an increase in the total number of authorized shares of Class B Common Stock from ten million shares to twenty million shares.

Item 6.  Management's Discussion and Analysis

Overview

     The Company is a holding company with three principal areas of business: developing and managing proprietary investment funds, advisory services and information research and sales. The Company's clients are investment funds, investment managers, institutional investors, family offices and high-net-worth individuals.

     The proprietary investment funds offered by the Company, generally under the American Masters brand, consist of single and multi-manager investment funds from which the Company earns monthly or quarterly management fees based upon their net assets.

     Advisory services include advising clients about the organization and management of their investment portfolios or programs, as well as providing specialized investment services to investment management firms and individual investment advisers. Advisory fees are generally based upon the amount of assets in the clients' investment vehicles.

     Since its purchase of TASS in March 1999, the Company has also generated revenues from the sale of information from its electronic database.

     The following table presents the percentage of consolidated revenue attributable to each area of business for each of the three years ended December 31, 2000:

                                        2000                          1999                          1998
                              -------------------------------------------------------------------------------------
                                            % of Total                    % of Total                     % of Total
Revenue Source                  Revenues       Revenues       Revenues       Revenues      Revenues       Revenues
-------------------------------------------------------------------------------------------------------------------
Proprietary funds             $11,874,400       51.2        $8,139,500       49.3         $4,855,600        45.6
Advisory fees                   7,661,000       33.1         5,676,800       34.4          4,860,200        45.6
Information sales               1,839,500        7.9         1,542,000        9.3                --           --
Performance fees                1,535,400        6.6           817,400        4.9            516,800         4.8
Commissions                       267,200        1.2           348,900        2.1            423,500         4.0
                              -----------------------------------------------------------------------------------
Total revenues                $23,177,500      100.0       $16,524,600      100.0        $10,656,100       100.0
                              ===================================================================================

Results of Operations

     Proprietary Investment Funds Fees

     Fees from the Company's proprietary investment funds increased 45.9% from $8,139,500 in the year ended December 31, 1999 to $11,874,400 for the year ended December 31, 2000 and 67.6% from $4,855,600 in the year ended December 31, 1998 to $8,139,500 for the year ended December 31, 1999, in both cases due to the growth of the funds' net assets caused by additional investor capital contributions and positive investment performance.

     The following tables present the revenues from the proprietary investment funds responsible for an aggregate of 95.5% of the increase from 1999 to 2000 and for an aggregate of 95.7% of the increase from 1998 to 1999:

                                                               Year ended
                                                               December 31
                                                       ------------------------
                                                          2000          1999        Change ($)     Change (%)
                                                       ------------------------------------------------------
American Masters Broad Market Prime Fund, L.P.         $4,135,100    $2,786,300     $1,348,800        48.4
Kingate Global Fund Class B Shares                      3,090,800     2,429,400        661,400        27.2
American Masters Broad Market Fund, L.P                 2,815,100     2,204,500        610,600        27.7
Tremont Broad Market Fund, LDC                          1,467,500       523,000        944,500       180.6



                                                               Year ended
                                                              December 31
                                                       -----------------------
                                                          1999          1998        Change ($)     Change (%)
                                                       ------------------------------------------------------
American Masters Broad Market Prime Fund, L.P.         $2,786,300    $1,687,100     $1,099,200        65.2
Kingate Global Fund Class B Shares                      2,429,400     1,362,100      1,067,300        78.4
American Masters Broad Market Fund, L.P                 2,204,500     1,564,500        640,000        40.9
Tremont Broad Market Fund, LDC                            523,000       186,000        337,000       181.2

     During the years ended December 31, 2000 and December 31, 1999, significant proprietary investment funds of which the Company was the sole sponsor or general partner had net investor activity as follows:

                                                       2000             1999
                                                  ------------------------------
American Masters Broad Market Prime Fund, L.P.    $  96,459,600     $ 34,793,800
American Masters Broad Market Fund, L.P.            (38,906,600)      62,931,200
Tremont Broad Market Fund, LDC                       46,507,700       40,584,700

     Advisory Fees

     Advisory fees are earned from unaffiliated clients and are based upon the underlying net asset value of their investment vehicles. Advisory fees consist of asset-based fees, fixed-fee arrangements, traditional (i.e. non-alternative) investment advisory fees and administration fees.

     The following table presents advisory fee revenues attributable to each type of fee in the three years ended December 31, 2000:

                               2000                          1999                         1998
                      ----------------------------------------------------------------------------------
                                      % of                          % of                          % of
                                    Advisory                      Advisory                      Advisory
   Type of Fee         Fees           Fees           Fees           Fees             Fees         Fees
--------------------------------------------------------------------------------------------------------
Asset-based           $4,058,900       53.0         $2,743,400       48.3         $2,554,800       52.6
Fixed                  1,234,600       16.1          1,112,100       19.6          1,016,200       20.9
Traditional            1,204,700       15.7          1,221,300       21.5            928,200       19.1
Administration         1,162,800       15.2            600,000       10.6            361,000        7.4
                      ---------------------------------------------------------------------------------
Total fees            $7,661,000      100.0         $5,676,800      100.0         $4,860,200      100.0
                      =================================================================================

     Overall, advisory fees increased 35.0% from $5,676,800 in the year ended December 31, 1999 to $7,661,000 in the year ended December 31, 2000 and 16.8% in 1999 from $4,860,200 in the year ended December 31, 1998. These increases were due to the growth of the net asset value of clients' investment funds arising from additional capital contributions by investors and positive investment performance.

     The following table presents the percentages of asset-based fees earned from the Company's significant unaffiliated clients in each of the three years ended December 31, 2000:

                                                    2000        1999        1998
                                                    ----------------------------
Security Equity Life Insurance Company              8.2%        8.8%        9.5%
Meridian Horizon Fund, L.P.                         6.1         7.3         9.9
Bomaral Fund                                        5.9         1.2          --
Green's Investment Fund Limited                     5.6          --          --
Credit Suisse Financial Products Master Fund        4.3         3.3         1.4

     Asset-based fees increased significantly during the year ended December 31, 2000 because the Company obtained two new unaffiliated clients, Bomaral Fund and Green's Investment Fund Limited, in October 1999 and April 2000, respectively, and as a result of the continued growth of other clients' investment vehicles. Management expects that as the asset values of these clients grow, the fees payable by them will constitute an increasingly large percentage of the Company's asset-based fees. The Company has also entered into sub-advisory arrangements relative to the Bomaral Fund which are discussed below under the heading "Advisory Expenses."

     Fixed fees increased during the year ended December 31, 2000 due to the Company's acquisition of TASS in March 1999. During 2000, TASS performed certain non-recurring consulting services which it did not perform in 1999. The increase in fixed fees from 1998 to 1999 was due to an annual fee of $150,000 from a new client; however, the Company resigned from this account during the fourth quarter of 2000. Notwithstanding the growth in the dollar amount of the Company's fixed fees, they continue to decline as a percentage of the Company's total advisory fees as the Company focuses its efforts on obtaining clients that pay asset-based fees.

     Traditional advisory fees are primarily earned from the DaimlerChrysler Minority Equity Trust. Its fees represented approximately 14.1%, 19.3% and 16.5% of the Company's total advisory fees in 2000, 1999 and 1998, respectively. Management does not expect any significant growth in traditional advisory fees inasmuch as the Company is focusing its efforts on developing new alternative investment clients paying asset-based fees.

     Administration fees continue to grow almost entirely as a result of increases in the net assets of the Meridian Horizon Fund, L.P. During the three years ended December 31, 2000, 1999 and 1998, administration fees earned from this fund represented, respectively, 10.2%, 6.9% and 4.2% of the Company's total advisory fees. Management anticipates that this client will continue to represent a significant portion of the Company's advisory fees during 2001 inasmuch as its net assets under management increased during January and February 2001 by approximately $110 million.

     Information Sales

     Revenues from information sales increased 19.3% from $1,542,000 in the year ended December 31, 1999 to $1,839,500 in the year ended December 31, 2000 because of the acquisition of TASS in March 1999. Thus, there were twelve months of sales during 2000 but only ten months of sales during 1999. Revenues from information sales in 2000 included approximately $250,000 of revenue recognized (approximately $62,500 per quarter) from the grant of a license to FITX in December 1999.

     Performance Fees

     Performance fees are earned primarily from unaffiliated clients and are based upon the growth of their underlying net asset value over predetermined benchmarks. The Company typically receives these fees pursuant to advisory service agreements under which the Company also receives asset-based advisory fees.

     Performance fees increased 87.8% from $817,400 in the year ended December 31, 1999 to $1,535,400 in the year ended December 31, 2000 and 58.2% in 1999 from $516,800 in the year ended December 31, 1998 due to new client relationships and the asset growth of existing clients attributable to both additional investor capital contributions and net positive investment performance.

     The following table presents the percentage of the performance fees earned from certain clients during each of the three years ended December 31, 2000:

                                                   2000        1999        1998
                                                   ----------------------------
Bomaral Fund                                       36.2%        -- %        -- %
American Masters Fund
   "AG Absolute Return Series" Limited             24.1         --         15.9
Dillon Flaherty Market Neutral Fund, L.P.           7.7        12.5         9.7
Jemmco International Fund, Ltd.                     7.5         8.4         --
Cerberus Partners, L.P.....                         5.8        25.6        11.5
Galleon International Fund, Ltd.                    0.4        35.9         0.1
Cambridge Energy Fund International Ltd.             --         --         47.0

     Management expects performance fees to increase during periods of positive market conditions but, due to changing market conditions and other outside factors, cannot predict with any accuracy whether these fees will continue in the future.

     Compensation Expenses

     Compensation expenses increased 30.1% from $6,705,100 in the year ended December 31, 1999 to $8,722,900 in the year ended December 31, 2000 and 61.6% in 1999 from $4,148,100 in the year ended December 31, 1998 due to the Company's continuing efforts to attract and retain qualified employees and the increased benefit costs and bonus accruals associated with an increase in employees from 31 at December 31, 1998 to 57 at December 31, 1999 and to 65 at December 31, 2000. Compensation equaled 37.6%, 40.6% and 38.9% of the Company's total consolidated revenues for 2000, 1999 and 1998, respectively. The 1999 compensation expense included $402,100 attributable to the distribution of FITX stock to certain of the Company's employees and directors. If this amount is excluded for purposes of computing 1999 compensation as a percentage of total consolidated revenues, the resulting percentage, 38.1%, is reasonably consistent with the applicable percentages in 2000 and 1998.

     General and Administrative Expenses

     General and administrative expenses, consisting primarily of rent, telecommunications, travel and entertainment, professional fees and other related expenses, increased 9.0% from $4,172,900 for the year ended December 31, 1999 to $4,547,600 for the year ended December 31, 2000 and 55.4% in 1999 from $2,684,500 for the year ended December 31, 1998, as a result of the Company's continued growth, including its acquisition of TASS in March 1999. General and administrative costs equaled 19.6%, 25.3% and 25.2% of the Company's total consolidated revenues in 2000, 1999 and 1998, respectively.

     Advisory Expenses

     Advisory expenses are fees paid to other advisers or consultants as introducer or agent fees, as advisory fees (including performance fees) and as commission rebates earned from soft-dollar related transactions.

     The following table presents the advisory expenses incurred by the Company as a percentage of revenue earned from each corresponding area of business during the three years ended December 31, 2000.

    Area of Business                     2000        1999        1998
    -----------------------------------------------------------------
    Proprietary funds                     10.0%       9.9%       11.2%
    Advisory fees(*)                      16.5       10.7        11.6
    Information sales                      5.6        6.4        ---
    Commissions                           41.8       41.4        46.6

    (*) Includes performance fees.

     Overall, advisory expenses increased 67.6% from $1,741,700 in the year ended December 31, 1999 to $2,918,900 in the year ended December 31, 2000 and 28.0% in 1999 from $1,361,100 for the year ended December 31, 1998 because of increased revenues from agreements under which the Company shares a portion of its earned revenues with other advisers or consultants. In addition, the Company entered into certain new advisory agreements under which the portion of revenues shared is higher than under other agreements. In particular, the Company shared approximately 67% of the revenues (including performance fees) it earned from Bomaral Fund in 2000. This client became a client in late 1999 and, accordingly, was responsible for an insignificant portion of the Company's 1999 advisory fees as compared to 2000. Management expects that as revenues continue to increase from the Bomaral Fund, the related advisory expenses will also continue to increase and represent a signinifciant portion of the Company's consolidated advisory expenses.

     Depreciation and Amortization

     As a result of fixed asset purchases made after September 1999, depreciation increased 44.8% from $278,900 in the year ended December 31, 1999 to $403,700 in the year ended December 31, 2000 and 54.3% in 1999 from $180,700 for the year ended December 31, 1998. These assets included computer equipment for new employees, software updates for the Company's information database and hardware upgrades for its worldwide computer network system.

     Intangibles, consisting of customer contracts recorded as a result of the acquisition of TASS in March 1999, were amortized over a twelve-month period. Amortization decreased 68.9% from $748,800 for the year ended December 31, 1999 to $232,600 for the year ended December 31, 2000 due to the completion of the amortization schedule. The balance of amortization recorded during 2000 relates to the goodwill associated with the purchase of TASS. There was no amortization of intangibles during 1998.

     Equity Earnings of Investments

     Equity earnings of investments increased 37.3% from $535,300 in the year ended December 31, 1999 to $734,700 in the year ended December 31, 2000 and 193.5% in 1999 from $182,400 in the year ended December 31, 1998, primarily due to overall positive investment performance and to the Company's additional capital investments in its proprietary investment funds. For instance, the Company invested $2,000,000 in the American Masters Opportunity Fund, L.P., which was launched June 1, 2000, and an additional $1,350,000 in the Tremont Broad Market Fund LDC.

     A substantial portion of the equity earnings increases were due to the following proprietary investment funds:

                                                               Year ended
                                                               December 31
                                                          2000          1999        Change ($)     Change (%)
                                                       ------------------------------------------------------
American Masters Opportunity Fund, L.P.                $ 100,400      $     --       $ 100,400            (1)
Tremont Broad Market Fund, LDC                           193,400        40,900         152,500         372.9
American Masters Market Neutral Fund, L.P.               110,600        80,300          30,300          37.7

(1)  Commenced operations on June 1, 2000.

                                                               Year ended
                                                               December 31
                                                          2000          1999        Change ($)     Change (%)
                                                       ------------------------------------------------------
American Masters Broad Market Prime Fund, L.P.         $  79,800      $  6,700       $  73,100       1,091.0
Meridian Horizon Fund, L.P.                              122,500        79,200          43,300          54.7
Tremont Broad Market Fund, LDC                            40,900            --          40,900            (2)
American Masters Market Neutral Fund, L.P.                80,300         9,600          70,700         736.5

(2)  Initial investment made in 1999.

Earnings (losses) from Operations of Joint Ventures

     Joint venture operations resulted in losses of $828,700 in the year ended December 31, 2000, as compared to income of $239,900 for the year ended December 31, 1999 and losses of $224,100 for the year ended December 31, 1998. The losses during 2000 were primarily due to planned losses incurred by FITX. The Company's proportionate share (approximately 24.8%) of FITX's losses for 2000 and 1999 were approximately $1,002,500 and $182,300, respectively. The Company began equity accounting for its investment in FITX in October 1999. The increase in equity earnings from 1998 to 1999 was primarily attributable to the increase in Tremont MRM Services Limited's equity earnings of $422,200 in 1999 from none in 1998.

Liquidity and Capital Resources

     At December 31, 2000, the Company had $3,481,600 in cash and cash equivalents and working capital of $4,565,400, as compared to cash and cash equivalents of $2,879,300 and working capital of $2,712,400 at December 31, 1999.

     Cash flow provided by operating activities was $4,229,200 for the year ended December 31 2000, compared to $2,908,900 for the year ended December 31, 1999. This increase resulted from profitable operations, increases in deferred taxes, accrued expenses, tax benefits arising from the exercise of employee stock options and loss from other investments, net, offset by an increase in accounts receivable and an increase in equity earnings of investments.

     Cash flow used by investing activities was $2,292,000 and $2,383,700 in the years ended December 31, 2000 and 1999, respectively, and consisted of investments, investments in a joint venture and the purchase of fixed assets, offset partially by proceeds from the sale of certain investments and distributions from a joint venture.

     Cash flow used by financing activities was $1,334,900 in 2000 and was primarily for the purchase of 200,000 shares (250,000 post-split) of the Company's Class A Common Stock (the "tender offer shares") and the repayment of borrowings under the revolving promissory note described below. These uses of cash were offset by proceeds from the borrowing under the revolving note and the proceeds from the exercises of options to purchase Class B Common Stock by employees and a director of the Company.

     On July 25, 2000, the Company executed a two-year Revolving Credit Promissory Note (the "Revolver") due on July 31, 2002 in an amount not to exceed $2.5 million from which it borrowed $1,975,000 to fund a portion of the purchase price of the tender offer shares. The balance of the Revolver is available for working capital needs arising from time to time. Borrowings under the Revolver will bear interest, at the Company's option, at the lending bank's prime rate or the London Interbank Offered Rate plus a margin of 2%. The Revolver is secured by a pledge of the management fees payable to the Company by certain of its proprietary investment funds and the pledge of the Company's limited partnership interest, currently valued at $1,882,400, in the American Masters Opportunity Fund, L.P. The Company is in compliance with all covenants in the Revolver. As of December 31, 2000, the Company repaid $900,000 of the Revolver, reducing the outstanding balance to $1,075,000, and recognized interest expense of $70,800.

     On August 8, 2000, the Company distributed a five-for-four stock split (with no change in par value) of both its outstanding Class A Common Stock and its Class B Common Stock to stockholders of record on July 31, 2000. All per share and shares outstanding data have been restated to reflect the impact of the split.

     On July 1, 1999, the Company exercised options to purchase 85,800 shares of a privately-held registered investment advisor specializing in 401(k) investment allocation over the internet. The options were exercised at $1.00 per share, as adjusted for a stock split. At December 31, 2000, the investment was valued at $85,800 (cost) by the Company and is included in investments.

     The Company owns 30,000 shares of common stock of a financial services company acquired as a result of an employee's participation on its board of directors. At December 31, 2000, the Company valued these shares at zero. In the years ended December 31, 2000 and 1999, the Company received $60,000 and $54,000, respectively, for consulting services rendered to this entity.

     The Company believes that it has adequate capital resources and working capital to bring the products it developed in late 2000 and those it expects to develop in early 2001 to market and that the revenue stream from these products, as well as from existing products, will be sufficient to support future growth. The Company has no material short or long term debt obligations, other than as noted above.

Commitments

     On December 6, 2000, the Company amended Sandra L. Manzke's employment agreement. Under the terms of the amended agreement, which expires on December 31, 2001, Ms. Manzke serves as the Co-Chief Executive Officer of the Company and Chairman of the Board of Directors and will receive a salary of $420,000 per year and the incentive compensation, if any, determined by the Board of Directors at the end of the year.

     On December 6, 2000, the Company also amended Robert I. Schulman's employment agreement. Under the terms of the amended agreement, which also expires on December 31, 2001, Mr. Schulman serves as the Co-Chief Executive Officer and President of the Company and will receive a salary of $378,000. In addition, he will receive a predetermined percentage of any incentive compensation paid to Ms. Manzke.

     On August 11, 2000, the Company entered into an employment agreement with Barry H. Colvin pursuant to which Mr. Colvin serves as the Company's Chief Operating Officer. The agreement expires on January 1, 2002 and provides for a salary of $275,000 and a bonus of at least $200,000 if he is employed by the Company on the date that the Company usually pays out annual performance bonuses. The Company may terminate the agreement without cause at any time. In that event, Mr. Colvin will receive severance payments equal to the balance of the compensation due to him through December 31, 2001, less all amounts required to be withheld or deducted. Benefits and any other employee entitlements will cease as of the date of termination. If Mr. Colvin voluntarily terminates his employment by the Company prior to

January 1, 2002, he is required, within fifteen days after his last day of employment, to pay the Company $50,000 as liquidated damages to recompense the Company for the time, opportunity loss, cost of securing his replacement, absence of continuity and the adverse impact on customers and employees caused by his departure.

     On August 1, 2000, the Company amended Robert Parnell's employment agreement pursuant to which he serves as the President, Chief Operating Officer and Chief Investment Officer of TIMI. The amended agreement expires on July 31, 2001 and provides for an annual salary of $200,000.

     On March 11, 1999, the Company entered into a two-year employment agreement with Nicola Meaden pursuant to which she serves as Chief Executive Officer of TASS for a minimum salary of $150,000 per year, a guaranteed bonus of $50,000 per year and such other bonus as may be determined by the Board of Directors. Ms. Meaden's employment may be terminated by consent, for cause, or as a result of death or disability, and the Company is expressly permitted to terminate without cause. If her employment is terminated for cause, she will be entitled to receive her accrued salary, her guaranteed bonus, and the value of any accrued but unused vacation time through the date of termination. If her employment is terminated for any other reason, she will be entitled to these amounts through the end of the term of her employment agreement; however, the Company may offset against these payments an amount equal to any compensation she receives from a competing business prior to the end of the term.

     Laurence Huntington Taylor, II was employed by the Company as Senior Vice President of Global Marketing and Sales pursuant to an employment agreement, dated March 11, 1999, having a two year term. As of January 22, 2000, the Company and Mr. Taylor entered into an Agreement and Release (the "Release") terminating Mr. Taylor's employment. The Release provides, among other things, that Mr. Taylor is to receive severance payments through the end of the intended term of his employment, March 10, 2001, subject to certain conditions. Mr. Taylor was obligated to notify the Company if and when he became employed by or engaged to render services to a "competing business," as defined in the Release, and to certify to the Company the amount of compensation he was receiving from the competing business. Mr. Taylor's severance payments were to be reduced by an amount equal to the compensation he received from the competing business. The Company made severance payments to Mr. Taylor until October, 2000 when it learned that Mr. Taylor had been hired by an entity it deems a "competing business." Mr. Taylor had not provided the Company with the required notice. In late October 2000, Mr. Taylor sued the Company in New York State Supreme Court to collect approximately $118,000 he claims is due under the Release. In January 2001, the Company served an Answer and made discovery requests. The case is being transferred from Westchester County, where it was filed, to New York County, where the Release specifies it should be litigated. On February 28, 2001, Mr. Taylor served a motion for summary judgment on the issue of the Company's alleged liability. The Company will serve papers in opposition to Mr. Taylor's motion. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

Facilities

     The Company leases office space in Rye, New York, Hamilton, Bermuda and London, England. They expire between August 2002 and June 2005 and require aggregate monthly payments of approximately $43,800.

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

Item 7.  Financial Statements                                               Page
                                                                            ----

Reports of Independent Auditors ............................................. 26

Consolidated Balance Sheets as of December 31, 2000 and 1999 ................ 29

Consolidated Statements of Income for the years ended
   December 31, 2000 and 1999 ............................................... 30

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000 and 1999 ............................................... 31

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999 ............................................... 32

Notes to Consolidated Financial Statements................................... 34

                         Report of Independent Auditors


Shareholders and Board of Directors
Tremont Advisers, Inc.

We have audited the accompanying consolidated balance sheets of Tremont Advisers, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of American Masters Broad Market Fund, L.P. (a limited partnership in which the Company had a .32% interest at December 31, 1999) and American Masters Broad Market Prime Fund, L.P. (a limited partnership in which the Company had a .25% interest at December 31, 1999) (collectively, the "Funds"), have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the aforementioned Funds, it is based solely on their reports. In the consolidated financial statements, the Company's aggregate investment in the aforementioned Funds is stated at $1,510,400 at December 31, 1999 and the Company's aggregate equity in the net income of the aforementioned Funds is stated at $228,600 for the year ended December 31, 1999.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tremont Advisers, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Stamford, Connecticut
February 26, 2001                                             Ernst & Young LLP

                          INDEPENDENT AUDITOR'S REPORT



To the Partners of
American Masters Broad Market Fund, L.P.


We have audited the statement of financial condition of American Masters Broad Market Fund, L.P. (a limited partnership) as of December 31, 1999, and the related statements of income, changes in Partners' capital, and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Masters Broad Market Fund, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 18, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Partners of
American Masters Broad Market Prime Fund, L.P.


We have audited the statement of financial condition of American Masters Broad Market Prime Fund, L.P. (a limited partnership) as of December 31, 1999, and the related statements of income, changes in Partners' capital, and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Masters Broad Market Prime Fund, L.P. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 18, 2000

                             Tremont Advisers, Inc.

                           Consolidated Balance Sheets

                                                                                            December 31
                                                                                      2000               1999
                                                                                 -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $ 3,481,600        $ 2,879,300
   Accounts receivable, less allowance for bad debts of $35,000                     5,163,800          3,682,700
   Dividend receivable                                                                     --             31,000
   Income taxes receivable                                                            130,300                 --
   Prepaid expenses and other current assets                                          178,800            263,800
                                                                                 -------------------------------
Total current assets                                                                8,954,500          6,856,800

Investments (cost - $4,992,200 and $3,092,400)                                      6,677,000          4,243,500
Investments in joint ventures (cost - $526,000 and $413,400)                        1,368,200          2,231,700

Fixed assets:
   Furniture and equipment                                                          1,839,900          1,272,900
   Leasehold improvements                                                             158,300            110,800
   Less accumulated depreciation                                                     (999,400)          (609,200)
                                                                                 -------------------------------
Fixed assets, net                                                                     998,800            774,500

Goodwill, net                                                                       1,781,800          1,999,800
Other assets                                                                           98,000             30,300
                                                                                 -------------------------------
Total assets                                                                     $ 19,878,300        $16,136,600
                                                                                 ===============================

Liabilities and Shareholders' Equity
Current liabilities:
   Accrued expenses                                                              $  3,013,300        $ 2,492,800
   Deferred revenue                                                                 1,000,300            863,500
   Accounts payable                                                                   375,500            563,800
   Income taxes payable                                                                    --            191,700
   Deferred income taxes payable                                                           --             32,600
                                                                                 -------------------------------
Total current liabilities                                                           4,389,100          4,144,400

Deferred income taxes payable                                                       1,550,500            836,800
Revolving note payable                                                              1,075,000                 --
Deferred revenue                                                                      239,300            500,000

Shareholders' equity:
   Preferred Stock, $1 par value, 350,000 shares authorized; issued
     and outstanding - none                                                                --                 --
   Class A Common Stock, $0.01 par value, 5,000,000 shares
     authorized; 1,985,418 and 1,993,855 shares issued and
     outstanding, including 250,000 shares held in treasury at
     December 31, 2000                                                                 19,900             16,000
   Class B Common Stock, $0.01 par value, 10,000,000 shares
     authorized; 5,154,208 and 5,025,381 shares issued and
     outstanding, including 27,250 shares held in treasury at
     December 31, 2000                                                                 51,500             40,200
   Additional paid in capital                                                       8,405,800          7,901,800
   Retained earnings                                                                6,685,500          2,698,200
   Cumulative foreign currency translation adjustment                                   7,000               (800)
   Common Stock held in treasury, at cost                                          (2,545,300)                --
                                                                                 -------------------------------
Total shareholders' equity                                                         12,624,400         10,655,400
                                                                                 -------------------------------
Total liabilities and shareholders' equity                                       $ 19,878,300        $16,136,600
                                                                                 ===============================
See accompanying notes.

                             Tremont Advisers, Inc.

                        Consolidated Statements of Income

                                                                              Year ended December 31
                                                                           2000                   1999
                                                                       -----------------------------------
Revenues
Proprietary investment funds                                           $11,874,400              $8,139,500
Advisory fees                                                            7,661,000               5,676,800
Information sales                                                        1,839,500               1,542,000
Performance fees                                                         1,535,400                 817,400
Commissions                                                                267,200                 348,900
                                                                       -----------------------------------
Total revenues                                                          23,177,500              16,524,600

Expenses
Compensation                                                             8,722,900               6,705,100
General and administrative                                               4,547,600               4,172,900
Advisory expenses                                                        2,918,900               1,741,700
Depreciation                                                               403,700                 278,900
Amortization of intangibles                                                232,600                 748,800
                                                                       -----------------------------------
Total expenses                                                          16,825,700              13,647,400

Equity earnings of investments                                             734,700                 535,300
Earnings (loss) from operations of joint ventures                         (828,700)                239,900
Other income, net                                                          159,900                 494,500
                                                                       -----------------------------------

Income before income taxes                                               6,417,700               4,146,900
Provision for income taxes                                               2,430,400               1,615,700
                                                                       -----------------------------------
Net income                                                             $ 3,987,300             $ 2,531,200
                                                                       ===================================

Net income per common share - basic                                    $       .58             $       .37
                                                                       -----------------------------------
Net income per common share - diluted                                  $       .54             $       .34
                                                                       ===================================

See accompanying notes.

                             Tremont Advisers, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                         Common Stock       Additional                                   Total
                                                          Par Value          Paid in       Retained     Treasury     Shareholders'
                                                     Class A    Class B     Capital        Earnings       Stock         Equity
                                                     ------------------------------------------------------------------------------
Balance at December 31, 1998                          $   12,800   $ 29,400   $5,106,900    $  167,000   $        --    $ 5,310,800
   Comprehensive income:
     Net income                                               --         --           --     2,531,200            --      2,531,200
     Foreign currency translation adjustment                  --         --           --            --            --          4,500
                                                                                                                        -----------
   Comprehensive income                                                                                                   2,535,700
   Issuance of Class B Common Stock -
        MGL (59,523 shares)                                   --        500      356,700            --            --        357,200
   Issuance of Class B Common Stock -
        TASS Acquisition (238,096 shares)                     --      1,900    1,426,700            --            --      1,428,600
   Issuance of Class B Common Stock - Director
     Options (26,562 shares)                                  --        200       74,800            --            --         75,000
   Issuance of Class B Common Stock - Employee
     Options (14,062 shares)                                  --        100       28,600            --            --         28,700
   Income tax benefits related to exercise of options         --         --       49,200            --            --         49,200
   Conversion of Class A Common Stock to Class B
     Common Stock (11,002 shares)                             --         --           --            --            --             --
   5 for 4 Stock Split (399,002 Class A Shares)
     (1,001,686 Class B Shares)                            3,200      8,100      (11,300)           --            --             --
   Cash-in-lieu of fractional shares                          --         --         (600)           --            --           (600)
   Gain on sale of stock of affiliate                         --         --      870,800            --            --        870,800
                                                     ------------------------------------------------------------------------------
Balance at December 31, 1999                              16,000     40,200    7,901,800     2,698,200            --    $10,655,400
   Comprehensive income:
     Net income                                               --         --           --     3,987,300            --      3,987,300
     Foreign currency translation adjustment                  --         --           --            --            --          7,800
                                                                                                                        -----------
   Comprehensive income                                                                                                   3,995,100
   Issuance of Class B Common Stock - Employee
     Options (120,390 shares)                                 --      1,200      135,200            --            --        136,400
   Income tax benefits related to exercise of options         --         --      383,800            --            --        383,800
   Conversion of Class A Common Stock to Class B
     Common Stock (8,438 shares)                              --         --           --            --            --             --
   5 for 4 Stock Split (398,025 Class A Shares)
      (1,005,822 Class B Shares)                           3,900     10,100      (14,000)           --            --             --
   Cash-in-lieu of fractional shares                          --         --       (1,000)           --            --         (1,000)
   Purchase of Class A Common Stock for treasury
     (250,000 shares)                                         --         --           --            --    (2,300,000)    (2,300,000)
   Purchase of Class B Common Stock for treasury
     (27,250 shares)                                          --         --           --            --      (245,300)      (245,300)
                                                     ------------------------------------------------------------------------------
Balance at December 31, 2000                           $  19,900   $ 51,500   $8,405,800    $6,685,500   $(2,545,300)   $12,624,400
                                                     ==============================================================================

See accompanying notes.

                             Tremont Advisers, Inc.

                      Consolidated Statements of Cash Flows

                                                                                 Year ended December 31
                                                                               2000                 1999
                                                                            -------------------------------
Operating activities
Net income                                                                  $ 3,987,300         $ 2,531,200
Adjustments to reconcile net income to net cash provided  by operating activities:
     Depreciation                                                               403,700             278,900
     Amortization of intangibles                                                232,600             748,800
     Equity earnings of investments                                            (734,700)           (535,300)
     Loss (earnings) from operations of joint ventures                          828,700            (239,900)
     Deferred income taxes                                                      681,100             281,000
     Foreign currency translation adjustment                                      7,800               4,500
     Tax benefits from exercise of stock options                                383,800              49,200
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (1,481,100)         (1,386,600)
       Dividend receivable                                                       31,000                  --
       Prepaid expenses and other current assets                                 70,400              99,400
       Other assets                                                             (67,700)               (300)
       Accounts payable                                                        (188,300)            241,300
       Accrued expenses                                                         520,500             733,300
       Deferred revenue                                                        (123,900)           (171,100)
       Income taxes, net                                                       (322,000)            274,500
                                                                            -------------------------------
Net cash provided by operating activities                                     4,229,200           2,908,900

Investing activities
Purchase of fixed assets                                                       (627,900)           (522,600)
Proceeds from sale of investments                                             1,692,400                  --
Cash paid for investments                                                    (3,391,300)           (918,000)
Distributions from joint venture                                                152,200              47,100
Investments in joint venture                                                   (117,400)         (1,013,300)
Cash acquired, net of acquisition costs                                              --              23,100
                                                                            -------------------------------
Net cash used by investing activities                                        (2,292,000)         (2,383,700)

Financing activities
Purchase of treasury stock                                                   (2,545,300)                 --
Borrowing from revolving note payable                                         1,975,000                  --
Repayment of borrowing from revolving note payable                             (900,000)                 --
Exercise of Class B Common Stock Options                                        136,400             103,700
Cash-in-lieu of fractional shares                                                (1,000)               (600)
Net proceeds from issuance of Class B Common Stock                                   --             357,200
                                                                            -------------------------------
Net cash (used) provided by financing activities                             (1,334,900)            460,300

Net increase in cash and cash equivalents                                       602,300             985,500
Cash and cash equivalents at beginning of year                                2,879,300           1,893,800
                                                                            -------------------------------
Cash and cash equivalents at end of year                                    $ 3,481,600         $ 2,879,300
                                                                            ===============================

See accompanying notes.

                             Tremont Advisers, Inc.

                                                                                         Years ended
                                                                                         December 31
                                                                                   2000               1999
                                                                            -----------------------------------
Schedule of noncash investing and financing activities:
Investing activities
Liabilities assumed in the TASS acquisition:
   Deferred revenue                                                         $           --         $   793,600
   Accounts payable                                                                     --              39,200
   Accrued expenses                                                                     --             648,300

Assets acquired in the TASS acquisition:
   Fixed assets                                                                         --             232,500
   Accumulated depreciation                                                             --            (151,400)
   Accounts receivable                                                                  --             184,500
   Prepaid and other                                                                    --              47,000
   Customer contracts                                                                   --             555,500
   Goodwill                                                                             --           2,181,400

Issuance of license agreement to FITX Group Limited                                     --             741,000
Dividend receivable                                                                     --              31,000

Financing activities
Noncash transaction related to the issuance of Class B
   Common Stock in the TASS acquisition                                                 --           1,428,600
Gain on sale of stock of affiliate                                                      --             870,800


See accompanying notes.

                             Tremont Advisers, Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.  Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts of Tremont
Advisers, Inc. ("the Company") and its wholly-owned subsidiaries Tremont Partners, Inc. ("TPI"), Tremont (Bermuda) Limited ("TBL"), Tremont Securities, Inc. ("TSI"), Tremont Futures, Inc. ("TFI") and Tremont Tass (Europe) Ltd., formerly known as TASS Investment Research Limited and prior thereto as TASS Management Limited ("TASS"). The consolidated financial statements also include the accounts of Tremont Investment Management, Inc. ("TIMI"), a 65% owned subsidiary.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

                             Tremont Advisers, Inc.

2.  Summary of Significant Accounting Policies (continued)

Revenue Recognition

     The Company's proprietary investment funds are domestic and off-shore single and multi-manager investment funds from which the Company earns monthly or quarterly management fees based upon their respective net assets. Revenues are recorded as earned.

     Advisory fees derived from advisory and specialized investment services provided to institutional and other clients, as well as fees earned from certain funds under management, are recorded as earned. These fees are generally a percentage of the amount of assets under management. The Company also receives fees for investments placed in certain offshore funds by TBL and in certain domestic limited partnerships by TSI. Additionally, the Company provides advisory services on a fixed fee basis, either as annual retainer fees or single project fees. The revenues from these advisory arrangements are recognized ratably over the terms' of the contracts. Performance fees based on the achievement of investment performance in excess of established benchmarks are recognized when the fees are no longer subject to market conditions. Performance fees are estimates subject to adjustment pending completion of the year end audit of the underlying investment funds.

     Revenues from the sales of information are deferred at the time of the sale
and  are  recognized  ratably  over  the  term  of  each  underlying   contract.
Commissions earned by TSI are recorded on a trade date basis.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2000, cash and cash equivalents was comprised primarily of deposits with financial institutions. These deposits are generally in excess of the amounts covered by FDIC insurance.

Concentrations of Credit Risk

     The Company's accounts receivable are not concentrated in any specific geographic region but are concentrated in the investment industry. Thus, the Company's exposure to credit risks associated with nonpayment by customers is affected by conditions within the investment industry.

                             Tremont Advisers, Inc.

2.  Summary of Significant Accounting Policies (continued)

Investments

     The equity method of accounting is used for investments in limited partnerships and for investments in joint ventures and other investments where the Company's ownership interest exceeds 20%. Other investments where the Company's ownership interest is less than 20% are accounted for using the cost method of accounting.

 Fixed Assets

     Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3-5 years). During 2000 and 1999, $13,500, and $347,300, respectively, of fully depreciated fixed assets were written off.

Goodwill

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of the business acquired and is amortized on a straight-line basis over 10 years. The Company accounts for goodwill at the lower of amortized cost or estimated realizable value. The Company assesses the carrying value of goodwill if facts and circumstances suggest that the carrying amount may not be recoverable. If this review indicates that the goodwill will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of the goodwill would be reduced to estimated realizable value.

Transactions in Affiliates Stock

     At the time an affiliate sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases. If the affiliate is a newly-formed start-up or a development stage company, the Company's proportionate share of the affiliates' equity resulting from the additional equity is accounted for as an equity transaction under Staff Accounting Bulletin ("SAB") No. 51. Such transactions are reflected as equity transactions in the accompanying statement of shareholders' equity.

                             Tremont Advisers, Inc.

2.  Summary of Significant Accounting Policies (continued)

Income Taxes

     The provision for income taxes includes federal and state taxes currently payable after reduction for undistributed foreign subsidiaries' income considered permanently reinvested and includes taxes deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is recorded based on available evidence when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Minority Interest

     The Company presently owns 65% of TIMI. For financial reporting purposes, the assets, liabilities and earnings of TIMI have been included in the Company's consolidated financial statements. The remaining 35% interest in TIMI has been recorded as minority interest.

Stock Compensation

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for its stock options. The Company derives a tax deduction measured by the excess of the market value over the option price at the date nonqualified options are exercised. The related tax benefit is credited to additional paid in capital. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 9.

Foreign Currency Translation

     The Company accounts for the translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The assets and liabilities of the Company's foreign subsidiaries are translated at the current exchange rate as of the balance sheet date, while capital accounts are translated at historical rates. The revenues and expenses are translated using an average exchange rate during the period. Adjustments resulting from these translations are reflected as a separate component of shareholders' equity titled "Cumulative foreign currency translation adjustment."

                             Tremont Advisers, Inc.

2.  Summary of Significant Accounting Policies (continued)

Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. All per share and share outstanding data have been restated to reflect the impact of a five-for-four stock split distributed on August 8, 2000.

Reclassifications

     Certain prior year balances have been reclassified to conform with the current year's presentation.

3.  Business Combination

     On March 11, 1999, the Company acquired all of the outstanding common shares of TASS in exchange for 297,620 shares (238,096 shares pre-split) of its Class B Common Stock at $4.80 per share. The transaction was accounted for using the purchase method of accounting and TASS operations have been included in the consolidated statements of income from the date of closing.

     The following unaudited proforma information presents a summary of results of operations for the year ended December 31, 1999, assuming consummation of the purchase as of January 1, 1999.

                                                        Year ended
                                                    December 31, 1999
                                                        (Unaudited)
                                                    -----------------
        Total revenues                                 $ 16,868,400
        Net income                                        2,349,200
        Per share data:
           Basic earnings                              $       0.34
           Diluted earnings                            $       0.32

                             Tremont Advisers, Inc.

4.  Investments

     Proprietary Investment Funds

     The Company has made investments in its below described proprietary investment funds.

     o  American   Masters  Broad  Market  Fund,  L.P.  is  a  Delaware  limited partnership organized to achieve capital growth through hedged investments. During 2000, the Company withdrew $500,000 from this fund, resulting in $76,400 of realized gain.

     o American Masters Broad Market Prime Fund, L.P. is a Delaware limited partnership organized to achieve capital growth through a leveraged investment strategy. The Company is required to fund up to 1% of its losses if, and when, such losses occur. During 2000, the Company withdrew $500,000 from this fund, resulting in $32,100 of realized gain.

     o American Masters Market Neutral Fund, L.P. is a Delaware multi-manager limited partnership organized to achieve long-term capital appreciation irrespective of stock market volatility. During 2000, the Company withdrew $500,000 from this fund.

     o American Masters Opportunity Fund, L.P. is a Delaware multi-manager limited partnership formed on March 21, 2000 to achieve long-term capital appreciation, generate positive returns irrespective of stock market volatility or direction and preserve capital.

     o American  Masters  Multi-Tech  Fund,  L.P.  is a  Delaware  multi-manager
limited   partnership  formed  on  March  31,  2000  to  seek  superior  capital appreciation by investing primarily in technology industries.

     o Tremont Broad Market Fund, LDC is a Cayman Islands open-ended investment company seeking long-term capital growth through hedged investments. TBL is its investment advisor, administrator, registrar and transfer agent. During 2000, TBL invested an additional $1,350,000 in this fund.

     o American Masters Fund "AG Absolute Return Series" Limited is a Cayman Island open-end investment company engaging in hedging activities in both the U.S. and non-U.S. markets using a variety of convertible securities, including convertible bonds, convertible preferred stocks and warrants.

     o The Tremont Masters Fund is a Canadian multi-manager investment trust organized to achieve an adjusted return that has a low correlation to traditional fixed income and equity markets.

                             Tremont Advisers, Inc.

4.  Investments (continued)

     The following table sets forth summary financial information pertaining to the Company's domestic proprietary investment funds.

                                                American Masters      American Masters    American Masters
                                               Broad Market Fund,    Broad Market Prime    Market Neutral
                                                      L.P.               Fund, L.P.          Fund, L.P.
                                               -----------------------------------------------------------
2000
Total assets                                   $  296,100,700       $   512,582,900       $   22,405,900
Total liabilities                                   6,136,300           151,039,700            2,116,100

Net investment income (loss)                   $    9,981,000       $     2,987,600       $     (167,100)
Realized and unrealized gain                       29,664,900            38,408,200            1,801,800
                                               ---------------------------------------------------------
Net income                                     $   39,645,900       $    41,395,800       $    1,634,700
                                               =========================================================

General Partner                                           TPI                   TPI                  TFI
GP investment in partnership-at market value   $      566,900       $       126,000        $     305,500
GP investment in partnership-at cost                       --                    --              105,000
Proportionate share of earnings (*)                   110,900                71,600              110,600
Proportionate share of fund's net assets                 0.20%                 0.03%                1.51%

1999
Total assets                                   $  298,527,000       $   322,761,500        $  10,229,900
Total liabilities                                   9,301,900            99,073,700            1,069,500

Net investment income (loss)                   $    5,554,400       $       321,300        $     (88,500)
Realized and unrealized gain                       33,050,000            39,428,600              599,300
                                               ----------------------------------------------------------
Net income                                     $   38,604,400       $    39,749,900        $     510,800
                                               ==========================================================

General Partner                                           TPI                   TPI                  TFI
GP investment in partnership-at market value   $      956,000       $       554,400        $     694,900
GP investment in partnership-at cost                  423,600               467,900              605,000
Proportionate share of earnings (*)                   148,800                79,800               80,300
Proportionate share of fund's net assets                 0.32%                 0.25%                7.60%

*Proportionate share of earnings is included in equity earnings of investments in the consolidated statements of income.

                             Tremont Advisers, Inc.

4.  Investments (continued)

                                           American Masters     American Masters
                                           Opportunity Fund,       Multi-Tech
                                                 L.P.              Fund, L.P.
                                           -----------------    ----------------
2000
Total assets                               $   9,636,800        $   15,974,900
Total liabilities                              2,062,600             1,654,600

Net investment income                      $      22,500        $       13,200
Realized and unrealized gain                     451,700              (717,900)
                                           -----------------------------------
Net income (loss)                          $     474,200        $     (704,700)
                                           ===================================
General Partner                                      TPI                   TPI
GP investment in partnership-at market
  value                                    $   2,100,400        $       25,400
GP investment in partnership-at cost           2,000,000                25,000
Proportionate share of earnings (*)              100,400                   400
Proportionate share of fund's net assets           27.73%                 0.18%

*Proportionate share of earnings is included in equity earnings of investments in the consolidated statements of income.

     The following table sets forth summary financial information for the offshore proprietary investment funds for which the Company is a sponsor or co-sponsor:

                                                                     American Masters
                                                                           Fund
                                                  Tremont Broad        "AG Absolute
                                                 Market Fund, LDC        Series"          The Tremont
                                                                         Limited          Masters Fund
                                                 ----------------    ----------------     ------------
2000
Total assets                                      $ 126,857,000        $ 93,170,100        $   604,800
Total liabilities                                       191,500           1,934,800                  -

Net investment income (loss)                      $   1,432,900        $  3,274,700        $       400
Realized and unrealized gain                         11,761,600           3,530,500             48,100
                                                  ----------------------------------------------------
Net income                                        $  13,194,500        $  6,805,200        $    48,500
                                                  ====================================================

Sponsor                                                 TBL                   TBL                TIMI
Investment at market value                        $   2,184,300        $     75,900        $   604,800
Investment at cost                                    1,950,000              60,000            500,100
Proportionate share of earnings(*)                      193,400              14,600             48,500
Proportionate share of fund's net assets                   1.72%               0.08%            100.00%

*Proportionate share of earnings is included in equity earnings of investments in the consolidated statements of income.

                             Tremont Advisers, Inc.

4.  Investments (continued)

                                                                      American Masters
                                                                            Fund
                                                   Tremont Broad        "AG Absolute
                                                  Market Fund, LDC        Series"           The Tremont
                                                                          Limited           Masters Fund
                                                 -------------------------------------------------------
1999
Total assets                                     $     87,438,500    $    12,887,900        $   556,300
Total liabilities                                      20,475,200            137,900                 --

Net investment income (loss)                     $        244,900    $      (137,870)       $       600
Realized and unrealized gain                            5,449,600            630,500             55,600
                                                 ------------------------------------------------------
Net income                                       $      5,694,500    $       492,630        $    56,200
                                                 ======================================================

Sponsor                                          TBL                 TBL                    TIMI
Investment at market value                       $        640,900     $      61,300         $   556,300
Investment at cost                                        600,000            60,000             500,100
Proportionate share of earnings(*)                         40,900             1,300              56,200
Proportionate share of fund's net assets                     0.96%             0.48%              100.00%

*Proportionate share of earnings is included in equity earnings of investments in the consolidated statements of income.

     The Company also has the following proprietary funds.

     o GamTree, L.P. ("GamTree") is a Delaware limited partnership organized to achieve long-term capital growth through diversified asset management. At December 31, 1999, TPI had an investment of $192,400 (cost - $100,000) representing 15.5% of GamTree's net assets. TPI's proportionate share of GamTree's income for the year ended December 31, 1999, $14,800, is reflected in equity earnings of investments in the consolidated statements of income. During 2000, TPI resigned as co-general partner and recognized a gain of $92,400. At December 31, 2000, TPI had no investment in GamTree.

     o American Masters Opportunity Insurance Fund, L.P. ("AMOIF"), is a Delaware limited Partnership formed on December 18, 2000 to achieve long-term capital appreciation, generate positive returns irrespective of stock market volatility or direction, and preserve capital. TPI receives a monthly management fee based upon AMIF's net asset value as of the end of each month. AMOIF was funded on February 1, 2001 with $25 million.

                             Tremont Advisers, Inc.

4.  Investments (continued)

     Investments in Nonaffiliated Investment Funds

     The Company has an interest in Meridian Horizon Fund, L.P. ("Meridian"), a Delaware multi-manager limited partnership organized to achieve a high total return while preserving capital. At December 31, 2000 and 1999, Meridian had net assets of $627 million and $357 million, respectively. In addition, net investment losses for the years ended December 31, 2000 and 1999 were $8.1 million and $4.4 million, respectively, and net realized and unrealized gains were $91.1 million and $81.8 million, respectively, resulting in net income of $83 million and $77.4 million, respectively. At December 31, 2000 and 1999, TPI had an investment of $585,700 and $501,500, respectively (cost - $250,000) representing 0.09% and 0.14% of Meridian's net assets at December 31, 2000 and 1999, respectively. TPI's proportionate share of Meridian's income in 2000 and 1999 ($84,200 and $122,900, respectively) is reflected in equity earnings of investments in the consolidated statements of income.

     Other Investments

     On July 1, 1999, the Company exercised options to purchase 85,800 shares, for $1.00 per share, of a registered investment advisor specializing in 401(k) investment allocation advice over the internet. At December 31, 2000 and 1999, the investment was valued at cost ($85,800).

     At December 31, 2000, the Company owned a beneficial interest in 30,000 shares of a financial services company which were acquired by the Company as a result of an employee's participation as a board member of the company. At December 31, 2000 and 1999, respectively, the shares of common stock were valued at zero. As a result of consulting services performed for this entity, the Company received $60,000 and $54,000, respectively, for the years ended December 31, 2000 and 1999.

     During 2000, the Company purchased 1,300 shares of common stock of The NADAQ Stock Market, Inc. which, at December 31, 2000, were valued at cost ($16,300).

                             Tremont Advisers, Inc.

5.  Investments in Joint Ventures

     Insurance Products

     Tremont International Insurance, Ltd. ("TIIL"), 24.5% owned by the Company, is a Cayman Island insurance company offering a variety of insurance products, including variable life insurance policies and deferred variable annuities, to customers who are not residents of the Cayman Islands. At December 31, 2000 and 1999, the Company's investment in TIIL was $61,200 (cost - $62,300).

     Tremont MRM Services Limited ("TMRM") was formed under Bermuda law to provide product development, marketing and administrative services to TIIL. TMRM is owned 38.9% by the Company, 20.0% by Mutual Risk Management, Inc. and 41.1% by others. At December 31, 2000 and 1999, the Company's investment in TMRM was $435,500 (cost - $19,000) and $394,900 (cost - $4,800), respectively. For the years ended  December 31, 2000 and 1999,  the Company's  proportionate  share of
TMRM's operating income was $173,800 and $422,200, respectively, which is reflected in earnings (loss) from operations of joint ventures in the consolidated statements of income. During 2000, TMRM declared and paid a dividend of $152,200 to the Company. During December 1999, TMRM declared a dividend of $31,000 which was paid to the Company in January 2000.

     Information Services

     FITX Group Limited ("FITX"), an exempt Bermuda company, was formed in June 1999 to provide business-to-business e-commerce web site products and services to niche markets, primarily within the hedge fund industry. At December 31, 2000, TBL's approximate 24.2% interest in FITX equaled $871,500 (cost - $444,700) and its share of losses for the years ended December 31, 2000 and 1999 was $1,002,500 and $182,300, respectively, as reflected in earnings (loss) from operations of joint ventures in the consolidated statements of income.

     On December 15, 1999, the Company and certain of its subsidiaries entered into a license agreement with FITX pursuant to which the Company granted FITX the right to use its proprietary database in exchange for 87,260 shares of FITX Series B Preferred Stock having a per share value of $11.46 ($1,000,000) and on-going royalty fees. This amount was recorded as an investment in joint ventures and deferred revenue, net of an inter-company elimination of approximately $259,000, and is being recognized over a three year period. The royalty fees were not significant in 2000 or in 1999.

                             Tremont Advisers, Inc.

5.  Investments in Joint Ventures (continued)

     As of December 15, 1999, the Company recognized an increase of $870,800 in its carrying value of FITX stock due to additional equity raised by FITX in a separate private placement. This transaction has been recorded in accordance with SAB No. 51.

6.  Accrued Expenses

     Accrued expenses consist of the following:

                                                  December 31
                                           2000                1999
                                        -------------------------------
      Advisory fees                     $ 1,214,700          $1,027,200
      Compensation                          818,000             507,000
      Other                                 431,500             188,900
      Professional fees                     359,500             262,500
      Employee benefit plan                 130,000             138,800
      Notes payable                          59,600             368,400
                                        -------------------------------
                                        $ 3,013,300          $2,492,800
                                        ===============================

7.  Revolving Note Payable

     On July 25, 2000, the Company executed a two-year Revolving Credit Promissory Note (the "Revolver") due on July 31, 2002 in an amount not to exceed $2.5 million from which it borrowed $1,975,000 to fund a portion of the purchase price of the tendered Class A Common Stock (discussed below in Note 8). The balance of the Revolver is available for working capital needs arising from time to time. Borrowings under the Revolver will bear interest, at the Company's option, at the lending bank's prime rate or the London Interbank Offered Rate plus a margin of 2%. The Revolver is secured by a pledge of the management fees payable to the Company by certain of its proprietary investment funds and the pledge of the Company's limited partnership interest, currently valued at $1,882,400, in the American Masters Opportunity Fund, L.P. The Company is in compliance with all covenants in the Revolver. As of December 31, 2000, the Company repaid $900,000 of the Revolver, reducing the outstanding balance to $1,075,000, and paid interest of $70,800.

                             Tremont Advisers, Inc.

8.  Shareholders' Equity

         Common Stock

     The Company's Class A Common Stock and Class B Common Stock are entitled to equal rights and privileges, except that:

     o each Class A Common Stock shareholder is entitled to four votes for each share held of record, while the Class B Common Stock shareholders are entitled to one vote for each share held of record;

     o upon liquidation, dissolution or winding up of the Company, the holders of the Class A Common Stock are entitled to receive an amount equal to the aggregate liquidation preference of $0.25 per share before any distribution in respect of the Class B Common Stock. The holders of the Class B Common Stock are then entitled to $0.25 per share. The Company's remaining assets are to be distributed in equal amounts per share; and

     o each share of Class A Common Stock is convertible, at the holder's option, into a share of Class B Common Stock.

     On December 6, 2000, the Board of Directors adopted, subject to shareholder approval, an increase in the total number of authorized shares of Class B Common Stock from 10 million shares to 20 million shares.

     Tender Offer and Stock Split

     On June 6, 2000, the Board of Directors approved an offer to buy back up to 200,000 shares (250,000 shares post split) of the Company's approximately 1.6 million (2.0 million shares post split) outstanding shares of Class A Common Stock for $11.50 ($9.20 post split) per share. The offer was made on June 19, 2000 and remained open for 30 days. The offer was not conditioned upon any minimum number of shares being tendered.

     A total of 1,013,760 shares (1,267, 200 shares post split) were tendered and not withdrawn prior to the offer expiration date. The Company first purchased all shares properly tendered by any holder of an aggregate of 100 or fewer shares if the tender was for all of the shares owned by the holder and then, after purchase of all the foregoing shares, all remaining tendered shares on a pro rata basis.

                             Tremont Advisers, Inc.

8.  Shareholders' Equity (continued)

     On July 15, 1999 and on June 6, 2000, the Board of Directors approved five-for-four stock splits (with no change in par value) of both the Company's Class A Common Stock and Class B Common Stock. The first split was distributed on August 16, 1999 to stockholders of record as of July 30, 1999 and the second split was distributed on August 8, 2000 to stockholders of record as of July 31, 2000.

     All share and per share data have been restated to reflect the impact of these stock splits.

Redeemable Preferred Stock

     At December 31, 2000 and 1999 the Company had Redeemable Preferred Stock - Series A Preferred Stock, $1 par value, 650,000 shares authorized, of which there are none issued or outstanding.

9.  Stock Options

     1998 Stock Plan

     As of October 20, 2000, the Company's shareholders approved an amendment to the Tremont Advisers, Inc. 1998 Stock Plan (the "Plan") authorizing the issuance of up to 612,500 shares of Class B Common Stock in connection with stock options and other awards granted under the Plan. The Plan authorizes the grant of incentive stock options and non-qualified stock options and stock rights. The exercise price for incentive stock options shall be not less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock rights shall be not less than the minimum legal consideration required therefore under the laws of any jurisdiction in which the Company, or its successors in interest, may be organized. The Plan is administered by the Board of Directors which has the authority to determine the employees to whom awards will be made, the amount of awards, and the other terms and conditions of the awards.

     On December 6, 2000,  options to purchase  12,500 shares and 306,000 shares were granted under the Plan at exercise prices of $11.55 and $10.50, respectively. On December 9, 1999, options to purchase 13,750 shares and 110,125 shares were granted under the Plan at exercise prices of $8.80 and $8.00, respectively.

                             Tremont Advisers, Inc.

9.  Stock Options (continued)

     Other Options

     Upon the Company's acquisition of TASS, two types of options to purchase shares of Class B Common Stock (the "Group I Options" and the "Group II Options") were granted to Tass's Chief Executive Officer (230,385 Group I and 38,822 Group II Options) and to another executive of TASS (121,885 Group I Options and 20,552 Group II Options). The Group I Options and Group II Options are exercisable at $5.12 per share and $9.60 per share, respectively. All of the Group I Options are currently exercisable. One-third of the Group II Options vested on March 11, 1999, one-third vested on March 11, 2000 and the balance vest on March 11, 2001 but become immediately exercisable upon a change in control of the Company. The options may not be transferred without the prior written consent of the Company. In the event that either option holder seeks to sell or transfer any shares of the Company's stock other than to a family member, the Company has the right of first refusal to purchase the shares on the same terms and conditions as the third party offer.

     On March 15, 1999, options to purchase 18,750 shares of Class B Common Stock at $9.60 per share were granted to certain other employees of TASS. 12,500 of these options have vested and are exercisable; the balance vest and become exercisable on the second anniversary of their grant.

     In 1994, the Board of Directors granted the Company's President options to purchase 429,687 shares of Class B Common Stock at $1.12 per share, the then current fair market value of the stock. The options are currently exercisable and expire on the anniversary of the grant date in 2001. During December 2000, 120,000 of these options were exercised and 195,312 were exercised in August 1998. In the event of the termination of his employment, the Company has the option, exercisable no later than seven days after the date of termination, to purchase all of his stock and options. The purchase price of each share of stock shall equal the best bid price for a share on the date of termination, and the purchase price for each option shall be the greater of (i) $1.12 or (ii) the amount of the best bid price for a share of stock on the date of such termination less $1.12.

                             Tremont Advisers, Inc.

9.  Stock Options (continued)

     Stock Option Exercises

     During 1999, certain directors and officers exercised options to purchase an aggregate of 31,250 and 15,625 shares (post-split), respectively, of the Company's Class B Common Stock.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000; risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .70, and a weighted-average expected life of the options of approximately 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for 2000 and 1999 follows.

                                           2000             1999
                                        ----------       ----------
  Pro forma net income                  $3,062,700       $1,822,200

  Pro forma earnings per share
    Basic                                    $0.44       $     0.26
    Diluted                                  $0.41       $     0.25

                             Tremont Advisers, Inc.

9.  Stock Options (continued)

     A summary of the Company's stock option activity and related information for the years ended December 31 follows.

                                                            2000                              1999
                                               -------------------------------   --------------------------------
                                                             Weighted-Average                    Weighted-Average
                                                Options       Exercise Price        Options       Exercise Price
                                               -------------------------------   --------------------------------
Outstanding - beginning of year                   978,589          $ 4.46           472,758           $1.96
Granted                                           318,500           10.54           554,268            6.42
Exercised                                        (120,390)           1.12           (46,875)           2.22
Lapsed                                             (1,766)           7.35            (1,562)           5.12
                                               ----------                        ----------
Outstanding - end of year                       1,174,933          $ 6.45           978,589           $4.46
                                               ==========                        ==========

Exercisable at end of year                        848,963           $5.08           675,158           $3.42

Weighted-average fair value of options
granted during the year                                             $2.91                             $3.74

     The following table summarizes stock options outstanding at December 31, 2000:

                                               Average
    Exercise Price                             Exercise           Average
        Range               Options             Price             Life (a)
    --------------        ---------         -------------         --------

          $1.12             114,375            $ 1.12               0.3
           2.40             154,946              2.40               1.5
           5.12             386,879              5.12               4.0
           8.00             108,358              8.00               3.9
           8.80              13,750              8.80               3.9
           9.60              78,125              9.60               4.1
          10.50             306,000             10.50               4.9
          11.55              12,500             11.55               4.9
    --------------        ---------         -------------
    $1.12 - 11.55         1,174,933         $1.12 - 11.55
    ==============        =========         =============

     (a) Average contractual life remaining in years.

                             Tremont Advisers, Inc.

10.  Other Income, Net

                                                      Years ended
                                                      December 31
                                              2000                   1999
                                            -------------------------------

Interest income                             $130,500              $  78,400
Interest expense                             (70,800)                    --
Other investment gains                            --                416,100
Foreign currency gain                          7,200                     --
Other                                         93,000                     --
                                            -------------------------------
                                            $159,900               $494,500
                                            ===============================

     Included in other investment gains (in 1999) is $402,100 relating to the distribution of 120,750 shares of FITX stock to certain employees and directors. This amount is the estimated fair value of the shares distributed and was also included in compensation expense for the year ended December 31, 1999.

11.  Income Taxes

     The provision for income taxes for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                2000              1999
                                            -----------------------------
      Current:
         Federal                            $ 1,472,300        $1,076,600
         State                                  277,000           258,100
                                            -----------------------------
                                              1,749,300         1,334,700
      Deferred:
         Federal                                697,100           284,100
         State                                  (16,000)           (3,100)
                                            -----------------------------
      Total tax expense                     $ 2,430,400        $1,615,700
                                            ==============================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                             Tremont Advisers, Inc.

11.  Income Taxes (continued)

     Significant components of the Company's deferred tax liabilities and deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                                          2000              1999
                                                                    -------------------------------
Deferred tax liabilities:
   Tax over book depreciation                                        $      3,300        $   16,600
   Unrealized appreciation in limited partnerships                         53,100            36,700
   Undistributed earnings of foreign subsidiary                         1,591,900           829,000
                                                                    -------------------------------
Total deferred tax liabilities                                          1,648,300           882,300

Deferred tax assets:
   Net operating loss carryforward of foreign subsidiaries                361,900           248,800
   Bad debt reserves                                                        4,100             4,100
   Organization costs                                                          --               800
   Undistributed earnings of foreign subsidiary                            16,500                --
   Deferred revenue from foreign affiliate                                 32,100             8,000
   Stock options                                                           45,100                --
   Valuation allowance                                                   (361,900)         (248,800)
                                                                    -------------------------------
Total deferred tax assets                                                  97,800            12,900
                                                                    -------------------------------
Net deferred tax liability                                           $  1,550,500        $  869,400
                                                                    ===============================

         The income tax provision gives effect to permanent differences between financial and taxable income, resulting in a higher effective tax rate than the statutory income tax rate. The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory tax rates to income tax expense is:

                                                           2000                           1999
                                               ---------------------------------------------------------
                                                   Amount         Percent        Amount         Percent
                                               ---------------------------------------------------------
Statutory federal income tax rate                $ 2,182,000        34.0         $1,410,000      34.0
State taxes, net of federal benefit                  172,200         2.7            157,800       3.8
Permanently reinvested foreign income                (51,000)       (0.8)          (262,000)     (6.3)
Change in valuation allowance relating
   to losses in foreign subsidiaries                 113,100         1.8            212,800       5.1
Other                                                 14,100         0.2             97,100       2.4
                                               ------------------------------------------------------
                                                 $ 2,430,400        37.9         $1,615,700      39.0
                                               ======================================================

                             Tremont Advisers, Inc.

11.  Income Taxes (continued)

     In 2000  and  1999,  the  Company  made  federal  income  tax  payments  of
$1,491,800  and  $829,600,   respectively,   and  paid  $238,000  and  $234,200,
respectively, in state income, minimum and capital taxes.

     Deferred income taxes were not provided on certain of TBL's undistributed foreign earnings (cumulatively $1,320,000 at December 31, 2000) because they are expected to be reinvested overseas indefinitely. If these amounts were not considered permanently reinvested, additional deferred taxes of approximately $448,800 would have been provided.

     At December 31, 2000 and 1999, the Company had no net operating loss carryforwards for U.S. federal tax purposes. At December 31, 2000, TIMI, the Canadian subsidiary, and TASS, the U.K. subsidiary, have generated cumulative net operating losses of approximately $425,000 and $551,000, respectively, against which a full valuation allowance has been recorded.

12.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                               2000               1999
                                                                           -------------------------------
Numerator:
   Net income - numerator for basic and diluted earnings per share
     (income available to common shareholders)                              $ 3,987,300         $2,531,200

Denominator:
   Denominator for basic earnings per share - weighted average shares         6,915,819          6,929,778

Effect of dilutive securities:
   Employee stock options                                                       497,797            424,565
                                                                           -------------------------------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed conversions                                             7,413,616          7,354,343
                                                                           ===============================
Basic earnings per share                                                    $      0.58         $      .37
                                                                           ===============================
Diluted earnings per share                                                  $      0.54         $      .34
                                                                           ===============================

     For additional disclosures regarding employee stock options, see Note 9.

                             Tremont Advisers, Inc.

13.  Commitments

     Employment Agreements

     On December 6, 2000, the Company amended the employment agreement of the Company's Co-Chief Executive Officer and Chairman of the Board of Directors. Under the terms of the amended agreement, which expires on December 31, 2001, she will receive a salary of $420,000 per year and the incentive compensation, if any, determined by the Board of Directors at the end of the year.

     On December 6, 2000, the Company also amended the employment agreement of the Company's President and Co-Chief Executive Officer. Under the terms of the amended agreement, which also expires on December 31, 2001, he will receive a salary of $378,000. In addition, he will receive a predetermined percentage of any incentive compensation paid to his Co-Chief Executive Officer.

     On August 11, 2000, the Company entered into an employment agreement with the Company's Chief Operating Officer. The agreement expires on January 1, 2002 and provides for a salary of $275,000 and a bonus of at least $200,000 if he is employed by the Company on the date that the Company usually pays out annual performance bonuses. The Company may terminate the agreement without cause at any time. In that event, he will receive severance payments equal to the balance of the compensation due to him through the end of the term, less all amounts required to be withheld or deducted. Benefits and any other employee entitlements will cease as of the date of termination. If he voluntarily terminates his employment by the Company prior to the end of the term, he is required, within fifteen days after his last day of employment, to pay the Company $50,000 as liquidated damages to recompense the Company for the time, opportunity loss, cost of securing his replacement, absence of continuity and the adverse impact on customers and employees caused by his departure.

     On August 1, 2000, the Company amended the employment agreement of the President, Chief Operating Officer and Chief Investment Officer of TIMI. The amended agreement expires on July 31, 2001 and provides for an annual salary of $200,000.

                             Tremont Advisers, Inc.

13.  Commitments (continued)

     On March 11, 1999, the Company entered into a two-year employment agreement with the Chief Executive Officer of TASS for a minimum salary of $150,000 per year, a guaranteed bonus of $50,000 per year and such other bonus as may be determined by the Board of Directors. Her employment may be terminated by consent, for cause, or as a result of death or disability, and the Company is expressly permitted to terminate without cause. If her employment is terminated for cause, she will be entitled to receive her accrued salary, her guaranteed bonus, and the value of any accrued but unused vacation time through the date of termination. If her employment is terminated for any other reason, she will be entitled to these amounts through the end of the term of her employment agreement; however, the Company may offset against these payments an amount equal to any compensation she receives from a competing business prior to the end of the term.

     The Company's Senior Vice President of Global Marketing and Sales was employed pursuant to an employment agreement, dated March 11, 1999, having a two year term. As of January 22, 2000, the Company and the executive entered into an Agreement and Release (the "Release") terminating his employment. The Release provides, among other things, that he is to receive severance payments through the end of the intended term of his employment, March 10, 2001, subject to certain conditions. He was obligated to notify the Company if and when he became employed by or engaged to render services to a "competing business," as defined in the Release, and to certify to the Company the amount of compensation he was receiving from the competing business. His severance payments were then to be reduced by an amount equal to the compensation he received from the competing business. The Company made the required severance payments until October, 2000 when it learned that the executive had been hired by an entity it deems a "competing business." He had not provided the Company with the required notice. In late October 2000, he sued the Company in New York State Supreme Court to collect approximately $118,000 he claims is due under the Release. In January 2001, the Company served an Answer and made discovery requests. The case is being transferred from Westchester County, where it was filed, to New York County, where the Release specifies it should be litigated. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

                             Tremont Advisers, Inc.

13.  Commitments (continued)

     Leases

     The lease for the Company's Rye, New York corporate offices expires August 31, 2002 and requires monthly payments of approximately $22,700.

     The lease for the Company's London, England corporate offices expires in June 2005 but is renewable for two additional five-year periods. The monthly rent is approximately $14,000.

     The Company's lease for corporate offices in Hamilton, Bermuda expires March 1, 2003 and requires monthly payments of approximately $7,100.

     Rent expense for the years ended December 31, 2000 and 1999 was $629,200 and $445,700, respectively. Future minimum obligations under noncancelable operating leases at December 31, 2000 are: 2001-$782,200, 2002-$586,600,
2003-$319,900, 2004-$272,500 and 2005-$113,700.

14.  Employee Benefit Plan

     The Company has a defined contribution plan, the Tremont Advisers, Inc. Savings Plan (the "Plan"), which is designed to provide retirement benefits for the Company's employees. All employees who are eighteen or older and have completed one month of service with the Company are eligible to participate in the Plan. An employee may elect to defer up to 15% of his or her compensation per year to be contributed to the Plan. These contributions may be allocated among various investment mutual funds and the Class A Common Stock or Class B Common Stock of the Company. All assets held by the Plan are self-directed by the participants, including employer contributions.

     The Plan allows for Company matching contributions and Company discretionary contributions. The Company's matching contribution for the years ending December 31, 2000 and 1999 was 25 cents for each $1 a participant contributed as an employee salary deferral, up to a deferral of 6.25% of eligible compensation ($170,000 maximum and $160,000 maximum for 2000 and 1999, respectively). The Company's matching contributions and discretionary contributions are made annually, subsequent to year-end.

     The Company's discretionary contributions to the Plan were $130,000 and $140,200 for the years ended December 31, 2000 and 1999, respectively.

                             Tremont Advisers, Inc.

15.  Segment and Geographic Data

     The Company is a holding company having three principal areas of business: developing and managing proprietary investment funds, providing investment advisory services and researching and selling information.

     The Company's proprietary investment funds, generally offered under the "American Masters" name, are domestic and off-shore single and multi-manager investment funds from which the Company earns monthly or quarterly management fees based upon net assets.

     Investment advisory activities include counseling clients about the organization and management of their investment portfolios or programs and providing specialized investment services to investment management firms and individual investment advisers. Advisory fees are generally based upon the amount of assets in the clients' investment vehicles.

     The research conducted by the Company on domestic and foreign investment advisors is critical to all aspects of its business. The Company has developed a proprietary program which reviews and evaluates this information. Certain aspects of the program are sold to large institutions such as banks, foundations and government agencies, among others, as well as to high net worth individuals. Generally, these sales are made for a fixed fee.

     The following table provides a summary of the types of fees earned with respect to each of the Company's principal business areas:

                                                2000             1999
                                           -----------------------------
   Revenues

    Proprietary investment funds            $11,874,400       $8,139,500

    Advisory services
      Asset-based fees                        4,058,900        2,743,400
      Fixed fees                              1,234,600        1,112,100
      Administration fees                     1,162,800          600,000
      Traditional fees                        1,204,700        1,221,300
      Performance Fees                        1,535,400          817,400
      Commissions                               267,200          348,900
                                           -----------------------------
                                              9,463,600        6,843,100

    Information sales                         1,839,500        1,542,000
                                           -----------------------------

    Total consolidated revenues             $23,177,500      $16,524,600
                                           =============================

                             Tremont Advisers, Inc.

15.  Segment and Geographic Data (continued)

     The following table provides a summary of fees earned by geographic location.

                                                   Revenues (a)
                                       -------------------------------
                                           2000               1999
                                       -------------      ------------

     United States                      $12,490,400        $ 9,755,000
     Bermuda                              8,765,400          5,237,900
     United Kingdom                       1,921,700          1,531,700
                                       ------------       ------------
     Consolidated total                 $23,177,500        $16,524,600
                                       ============       ============

     (a) Revenues are attributed to countries based on the location of the subsidiary performing the services.

     Long-lived assets are substantially all located in the United States and the United Kingdom.

     Certain proprietary investment funds accounted for significant percentages of the Company's consolidated revenues, as follows:

                                                          2000         1999
                                                         -------------------

   American Masters Broad Market Prime Fund, L.P.         17.8%       16.9%
   Kingate Global Fund Class B Shares                     13.3%       14.7%
   American Masters Broad Market Fund, L.P.               12.2%       13.3%

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


                                 Not applicable

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

Directors

     All directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

     Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as a director. Non-employee directors of the Company receive $5,000 for each Board of Directors meeting attended and $2,500 for each telephonic meeting in which they participate.

     In addition to the cash compensation described above, the Company's non-employee directors were granted options to purchase an aggregate of 18,750 shares of the Company's Class B Common Stock on December 9, 1999. These options, granted under the Company's 1998 Stock Plan, are exercisable for $8.00 per share. Half of these options are currently exercisable and the balance become exercisable on December 9, 2001. All of the options expire on December 9, 2004. No options were granted to non-employee directors in 2000. The foregoing has been adjusted to give effect to the impact of the five-for-four stock split distributed on August 8, 2000.

     The Audit Committee is the only committee of the Board of Directors. It is comprised of Mr. Schulman and three of the non-employee directors. The Audit Committee is responsible for overseeing and monitoring management's and the Company's independent auditors' participation in the financial reporting process. The Audit Committee must recommend the Company's financial statements for a particular period to the Board of Directors before the Company may include them in any report filed with the Securities and Exchange Commission. The Audit Committee also performs such other duties as are set forth in its written charter which is in compliance with all of the requirements of the National Association of Securities Dealers, Inc. Directors do not receive any additional compensation for serving on the Audit Committee.

     Shortly, the Board of Directors will be conferring about the establishment of a Disclosure Policy Committee to oversee the Company's compliance with Regulation Fair Disclosure, adopted by the Securities and Exchange Commission in August 2000.

         Directors and Executive Officers

     The directors and executive officers of the Company are:

       Name                 Age                    Position
-------------------         ---                    ---------
Sandra L. Manzke            52         Chairman of the Board of Directors and
                                         Co-Chief Executive Officer

Robert I. Schulman          55         Director, President and
                                         Co-Chief Executive Officer

Barry H. Colvin             33         Chief Operating Officer

Bruce D. Ruehl              40         Director, Chief Investment Strategist

Nicola Meaden               41         Director, Chief Executive Officer of TASS

John L. Keeley, Jr.         60         Director

Alan A. Rhein               58         Director

Richard O'Brien             43         Director

Jimmy L. Thomas             59         Director

Suzanne S. Hammond          54         Secretary and Treasurer

Stephen T. Clayton          40         Chief Financial Officer

     Sandra L. Manzke is the Company's Chairman of the Board and has served as a director of the Company since 1987. Prior to becoming Chief Executive Officer in May 1994, Ms. Manzke served as the Company's President. Ms. Manzke is now the Co-Chief Executive Officer of the Company and also serves as a director of TBL.

     Robert I. Schulman is the Company's President and has been since joining the Company in May 1994. Until August 2000, he also served as the Company's Chief Operating Officer. At that time he was appointed Co-Chief Executive Officer of the Company with Ms. Manzke. He has been a director of the Company since October 1993. Mr. Schulman also serves as the President, Chief Executive Officer and a director of TSI, as Chairman and President of TFI and as Chairman of the Board of Directors and Chief Executive Officer of TIMI. Mr. Schulman is a member of the Company's Audit Committee.

     Barry H. Colvin joined the Company in October 1999 as Director of Manager Research. In August 2000, he became the Company's Chief Operating Officer. Prior to joining the Company, Mr. Colvin spent three years as Vice President and Director of Research for Asset Consulting Group, Inc. of St. Louis, Missouri, overseeing research for clients whose assets totaled over $24 billion. Before that, he was a fixed income trader and, later, a private deal analyst for a major insurance company headquartered in the Midwest.

     John L. Keeley, Jr. has been a director of the Company since January 1994. Mr. Keeley is President, Treasurer and a director of Keeley Investment Corporation, a registered broker-dealer and the President, Treasurer and a director of Keeley Asset Management Corporation, a registered investment advisor, and of Keeley Small Cap Value Fund, Inc., an open-end mutual fund. He is a principal of various investment partnerships and of the John L. Keeley, Jr. Foundation and is also a director of the Marquette National Corporation since 1994. Mr. Keeley is a member of the Company's Audit Committee.

     Alan A. Rhein has been a director of the Company since June 1997. Mr. Rhein is a founding principal of Lockwood Financial Group Ltd., an investment management consulting firm, and is President and Chief Executive Officer of Lockwood Financial Services, its broker-dealer division. Mr. Rhein is Chairman of the Company's Audit Committee.

     Richard O'Brien has been a director of the Company since June 1998. He has been the Vice President, Secretary and General Counsel of Mutual Risk Management Ltd. since March 1995.

     Jimmy L. Thomas has been a director of the Company since November 1994. Prior to retiring in 1998, he was Senior Vice President-Financial Services and Treasurer of Gannett Co., Inc. Mr. Thomas also serves on the Regional Advisory Board of HSBC Bank USA and is a member of the Company's Audit Committee.

     Nicola Meaden has been a director of the Company since June 1999. Ms. Meaden is the founder and Chief Executive Officer of TASS. Prior to establishing TASS in 1990, Ms. Meaden worked for Gourlay Wolff, a London-based commodity and futures brokerage company, where she was responsible for developing and managing its managed futures department and organizing and managing multi-manager offshore funds.

     Bruce D. Ruehl has been a director of the Company since June 1999. Mr. Ruehl joined the Company in 1993 and is the Company's Chief Investment Strategist. He previously was the manager of the Company's research activities.

     Suzanne S. Hammond has been the Secretary and Treasurer of the Company since August 1991. Ms. Hammond also serves as a Senior Vice President, Treasurer and Secretary of TPI and as a director of TBL.

     Stephen T. Clayton has been the Company's Chief Financial Officer since January 1994 and is a director of TSI and is Chief Financial Officer and a director of both TFI and TIMI.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act of 1934 requires the Company's directors and executive officers to file reports of their holdings of and transactions in the Company's stock with the Securities and Exchange Commission (the "SEC"). Based on the Company's records and the directors and executive officers' representations to the Company, the Company believes that during fiscal 2000 these requirements were met, except Robert I. Schulman filed a late report as a result of a problem related to the SEC's electronic filing procedures. That filing reported a total of six sale transactions that occurred in November 2000.

Item 10. Executive Compensation.

     The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and the four other executive officers whose total cash compensation exceeded $100,000 for services rendered to the Company and its subsidiaries in the fiscal year ended December 31, 2000 (the "Named Officers").

     All share data has been restated to reflect the impact of the five-for-four stock split distributed on August 8, 2000.

                           Summary Compensation Table

                                                                                 Long Term Compensation
                                                                           ------------------------------------------------
                                                Annual Compensation                 Awards           Payouts
---------------------------------------------------------------------------------------------------------------------------
                                                                   Other    Restricted  Securities
                                                                  Annual      Stock     Underlying     LTIP      All Other
                                                                  Compen-    Award(s)    Options/     Payout      Compen-
Name and Principal Position        Year  Salary ($) Bonus ($)(1)  tion ($)     ($)        SARs (#)      ($)      sation ($)
---------------------------------------------------------------------------------------------------------------------------
                                   2000   391,400        450,000     --         --        12,500        --         --
                                  -----------------------------------------------------------------------------------------
Sandra L. Manzke                   1999   380,000        372,000     --         --        13,750        --     58,275 (2)
                                  -----------------------------------------------------------------------------------------
Co-Chief Executive Officer         1998   373,000        310,000     --         --           --         --         --
---------------------------------------------------------------------------------------------------------------------------
Robert I. Schulman                 2000   352,300        405,000     --         --        12,500              945,600 (3)
                                  -----------------------------------------------------------------------------------------
President and                      1999   342,000        334,800     --         --        12,500        --     58,275 (2)
                                  -----------------------------------------------------------------------------------------
Co-Chief Executive Officer         1998   335,700        279,000     --         --           --         --    295,000 (3)
---------------------------------------------------------------------------------------------------------------------------
                                   2000   228,100        200,000     --         --        100,000       --     45,800 (2)
                                  -----------------------------------------------------------------------------------------
Barry H. Colvin,                   1999    38,400        100,000     --         --        31,250        --         --
                                  -----------------------------------------------------------------------------------------
Chief Operating Officer            1998      --            --        --         --           --         --         --
---------------------------------------------------------------------------------------------------------------------------
                                   2000   220,800        200,000     --         --        50,000        --         --
                                  -----------------------------------------------------------------------------------------
Bruce D. Ruehl,                    1999   155,000        125,000     --         --         6,250        --     33,300 (2)
                                  -----------------------------------------------------------------------------------------
Chief Investment Strategist        1998   150,000        150,000     --         --         6,250        --         --
---------------------------------------------------------------------------------------------------------------------------
Nicola Meaden                      2000   183,300        200,000     --         --        48,000        --         --
                                  -----------------------------------------------------------------------------------------
Chief Executive Officer -          1999   125,000         90,000     --         --         6,250        --     33,300 (2)
                                  -----------------------------------------------------------------------------------------
Tremont (TASS) Europe, Ltd.        1998      --            --        --         --           --         --         --
---------------------------------------------------------------------------------------------------------------------------

(1) A portion of the bonuses for Ms. Manzke, Mr. Schulman, Mr. Ruehl, Mr. Colvin and Ms. Meaden which accrued in 1999 were actually paid in 2000. These amounts were $150,000, $135,000, $30,000, $20,000 and $32,200, respectively. A portion of the bonuses for Ms. Manzke, Mr. Schulman and Mr. Ruehl which accrued in 1998 were actually paid in 1999. These amounts were $105,000, $94,500, and $30,000, respectively.

(2)  Value of FITX common stock distributed as a bonus to the employee.

(3) Represents compensation charges as a result of the exercise of certain stock options.

Option Grants in Last Fiscal Year

     Presented below is information respecting grants of options to purchase the Company's Class B Common Stock granted to each Named Officer during the year ended December 31, 2000.


                                                    Percent of Total
                                                    Options Granted
                                                           to
                                      Number of       Employees in
                                      Securities         Fiscal     Exercise of Base
               Name               Underlying Options      Year        Price ($/Sh)       Expiration Date
--------------------------------------------------------------------------------------------------------------
Sandra L. Manzke                         12,500            4%            $11.55          December 6, 2005
Robert I. Schulman                       12,500            4%             10.50          December 6, 2005
Barry H. Colvin                         100,000           31%             10.50          December 6, 2005
Bruce D. Ruehl                           50,000           16%             10.50          December 6, 2005
Nicola Meaden                            48,000           15%             10.50          December 6, 2005

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

     Presented below is information respecting unexercised options to purchase the Company's Class B Common Stock held by each Named Officer as of December 31, 2000.

                                                          Number of Securities      Value of Unexercised
                                                         Underlying Unexercised    In-the-Money Options at
                                                        Options at December 31,       December 31, 2000
                                                                 2000 (#)                    ($)
                         Shares Acquired      Value            Exercisable/              Exercisable/
       Name              on Exercise (#)    Realized ($)      Unexercisable             Unexercisable
-----------------------------------------------------------------------------------------------------------
Sandra L. Manzke                --          $   --          64,687      16,250       $546,700       $25,800
Robert I. Schulman           120,000         945,600       162,812      15,625     $1,621,300       $38,600
Barry H. Colvin                 --              --          40,625      90,625        $98,900      $172,600
Bruce D. Ruehl                  --              --          29,687      40,625       $148,500       $67,700
Nicola Meaden                   --              --         271,389      52,064     $1,670,500       $96,200

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements.

     Both the Company's Chairman of the Board and Co-Chief Executive Officer, Sandra L. Manzke, and the Company's President and Co-Chief Executive Officer, Robert I. Schulman, entered into amendments dated as of December 6, 2000 to their employment agreements with the Company. Their amended agreements expire on December 31, 2001 and will be automatically renewed from year to year unless terminated in a timely manner.

     Ms. Manzke is entitled to a minimum annual salary of $420,000 and a bonus determined by the Board of Directors. Mr. Schulman is entitled to a minimum annual salary of $378,000 and a bonus determined by the Board of Directors; however, in no event may Mr. Schulman's salary or bonus in any year be less than 90% of Ms. Manzke's salary and bonus for that year.

     Ms. Manzke's employment may be terminated due to illness, disability or other incapacity if she is unable to perform her duties for a period of 90 consecutive days. If her employment is so terminated, she will receive her base salary and accrued bonus until December 31, 2001. In the event of her death, her right to compensation ceases immediately.

     In the event of the termination of Ms. Manzke's employment for any reason, including death, the Company has the option, exercisable within 90 days after the termination, to acquire all of her stock in the Company for a price equal to its market value on the date of termination. Ms. Manzke has agreed that she will not sell or dispose of her stock in the Company without first offering to sell the stock to the Company at a price equal to its then market value.

     If Mr. Schulman is disabled or his employment is terminated by the Company without cause or by him with cause, he will receive his base salary and accrued bonus until December 31, 2001. If his employment is terminated by the Company with cause or by him without cause, or in the event of his death, his right to compensation ceases immediately.

     Upon executing his employment agreement in 1994, Mr. Schulman was granted options to purchase 439,647 shares of the Company's Class B Common Stock at an exercise price of $1.12 per share, the then current fair market value. 114,375 options, all of which are fully vested and will expire on the anniversary of the grant date in 2001, remain unexercised. If Mr. Schulman's employment is terminated for any reason, including the expiration of the term of his employment agreement, these unexercised options will remain exercisable until their expiration date. However, the Company may, within seven days after the termination, purchase (x) all of Mr. Schulman's stock in the Company for a per share price equal to the best bid price on the date of termination and (y) all of his unexercised options at a per share price equal to the greater of (i) $1.12 or (ii) the amount of the best bid price for a share of Class B Common Stock on the date of termination less $1.12. Mr. Schulman has agreed that he will not sell or dispose of any of the Class B Common Stock underlying these options, or any of these options that have not been exercised, without first offering them to the Company for the price applicable in the case of the termination of his employment.

     In August 2000, the Company's Chief Operating Officer, Barry H. Colvin, entered into an employment agreement with the Company that expires on January 1, 2002. Mr. Colvin is entitled to a minimum salary of $275,000 and an annual bonus of at least $200,000 if he is employed by the Company on the date that the Company usually pays annual performance bonuses. The Company may terminate Mr. Colvin's employment without cause at any time. In that event, he will receive severance equal to the balance of the compensation due to him through December 31, 2001, but benefits and any other employee entitlements will cease as of the date of termination. If Mr. Colvin terminates his employment before January 1, 2002, then, within fifteen days after his last day of employment, he must pay the Company $50,000 for the time, opportunity loss, cost of securing his replacement, absence of continuity and the adverse impact on customers and employees caused by his departure.

     The Company's employment agreement with TASS's Chief Executive Officer, Nicola Meaden, expires March 11, 2001. Ms. Meaden receives a minimum salary and a minimum bonus of, respectively, $150,000 and $50,000 per year. Her employment may be terminated by consent, as a result of death or disability and with or without cause. If Ms. Meaden's employment is terminated for cause, she will receive her accrued salary, bonus and vacation pay through the date of termination. If her employment is terminated for a reason other than cause, she will receive these amounts through the end of the term of her agreement less an amount equal to any compensation she receives from a competing business during the period.

     TIMI's President, Chief Operating Officer and Chief Investment Officer, Robert Parnell, entered into an amendment, dated August 1, 2000, to his employment agreement with the Company. Under the terms of the amended agreement, which expires July 31, 2001, Mr. Parnell will receive an annual salary of $200,000 per year. The agreement will be automatically renewed from year to year unless terminated in accordance with its terms.

     Laurence Huntington Taylor, II was employed by the Company for a two year term as Senior Vice President of Global Marketing and Sales pursuant to an employment agreement dated March 11, 1999. As of January 22, 2000, the Company and Mr. Taylor entered into an Agreement and Release (the "Release") terminating Mr. Taylor's employment. The Release provides, among other things, that Mr. Taylor is to receive severance payments through the end of the intended term of his employment, March 10, 2001, subject to certain conditions. Mr. Taylor was obligated to notify the Company if and when he became employed by or engaged to render services to a "competing business," as defined in the Release, and to certify to the Company the amount of compensation he was receiving from the competing business. To the extent Mr. Taylor's compensation from the competing business equals his severance payments, the Company's severance obligation is eliminated. The Company made severance payments to Mr. Taylor until October, 2000 when it learned that Mr. Taylor had been hired by an entity it deems a "competing business" and had not provided the Company with the notification required under the Release. In late October 2000, Mr. Taylor sued the Company in New York State Supreme Court to collect an amount he claims is due under the Release. In January 2001, the Company served an Answer and made discovery requests. The case is being transferred from Westchester County, where it was filed, to New York County, where the Release specifies it should be litigated. On February 28, 2001, Mr. Taylor served a motion for summary judgment on the issue of the Company's alleged liability. The Company will serve papers in opposition to Mr. Taylor's motion. The Company believes that the suit is without merit; however, should the plaintiff prevail, the Company believes that it is likely that the damages will not be material to the Company's consolidated financial condition or results of operations.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of February 28, 2001. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

     The information set forth in the table has been adjusted to reflect the impact of the five-for-four stock split distributed on August 8, 2000.

                                               Number of Shares
                                                      Owned                        % of
                                              -----------------------      --------------------
Name and Address of Beneficial Owner          Class A        Class B       Class A      Class B
------------------------------------          -------        --------      -------      -------
Sandra L. Manzke (1)                          256,089         599,648       15%           12%
555 Theodore Fremd Avenue
Rye, New York

Robert I. Schulman (2)                         12,180         521,658        *            10%
555 Theodore Fremd Avenue
Rye, New York

Barry H. Colvin (3)                                --          43,325        *             1%
555 Theodore Fremd Avenue
Rye, New York

John L. Keeley, Jr. (4)                       107,379         560,349        6%           11%
401 South LaSalle Street
Chicago, Illinois

Alan Rhein (5)                                     --          53,905        *             1%
405 Park Avenue
New York, New York

Jimmy L. Thomas (6)                                --          81,250        *             2%
205 Fox Meadow Drive
Orchard Park, New York 14127

Suzanne S. Hammond (7)                         20,025          43,638        1%            1%
555 Theodore Fremd Avenue
Rye, New York

Stephen T. Clayton (8)                          6,842          68,336        *             1%
555 Theodore Fremd Avenue
Rye, New York

Bruce D. Ruehl (9)                              5,992         187,076        *             4%
555 Theodore Fremd Avenue
Rye, New York

Mario J. Gabelli (10)                         694,143         306,040       39%            6%
Gabelli Asset Management Inc.
555 Theodore Fremd Avenue
Rye, New York

                                               Number of Shares
                                                      Owned                        % of
                                              -----------------------      --------------------
Name and Address of Beneficial Owner          Class A        Class B       Class A      Class B
------------------------------------          -------        --------      -------      -------

Brighton Communications Corporation (11)           --         170,063        *             3%
401 Theodore Fremd Ave.
Rye, New York

Nicola Meaden (12)                                 --         384,592        *             7%
Charter House
13-15 Carteret Street
London, England

Legion Insurance Company(13)                       --       1,351,536        *            26%
One Logan Square
Philadelphia, PA

Directors and Officers as a group:            408,507       2,543,777       24%           49%

* Less than one percent.
-------------

(1) Includes 60,377 shares of Class A Common Stock and 67,851 shares of Class B Common Stock owned by the Tremont Advisers, Inc. Savings Plan (the "Savings Plan") over which Ms. Manzke has investment discretion and 64,687 shares of Class B Common Stock subject to currently exercisable stock options and/or stock options exercisable within 60 days after February 28, 2001 (collectively, the "Currently Exercisable Options").

(2) Includes 12,180 shares of Class A Common Stock and 13,208 shares of Class B Common Stock owned by the Savings Plan over which Mr. Schulman has investment discretion and 162,812 shares of Class B Common Stock subject to Currently Exercisable Options.

(3) Includes 40,625 shares of Class B Common Stock subject to Currently Exercisable Options

(4) Includes 31,250 shares of Class B Common Stock owned by Mr. Keeley's wife, 14,062 shares of Class B Common Stock owned by the John L. Keeley Jr. Foundation, 54,687 shares of Class B Common Stock owned by the KIC Profit Sharing Plan & Trust, 54,687 shares of Class B Common Stock owned by the KIC Pension Plan & Trust, 102,675 shares of Class B Common Stock owned by Kamco Limited Partnership No. 1 and 30,802 shares of Class B Common Stock owned by JGJ Partnership. Mr. Keeley is deemed to have beneficial ownership of the foregoing. Also includes 14,062 shares of Class B Common Stock subject to Currently Exercisable Options.

(5) Includes 22,656 shares of Class B Common Stock subject to Currently Exercisable Options.

(6) Includes 3,125 shares of Class B Common Stock subject to Currently Exercisable Options.

(7) Includes 14,166 shares Class A Common Stock owned by the Savings Plan, 2,557 shares of Class B Common Stock owned by the Savings Plan over which Ms. Hammond has investment discretion and 6,188 shares of Class B of Common Stock subject to Currently Exercisable Options.

(8) Includes 6,842 shares of Class A Common Stock and 6,027 shares of Class B Common Stock owned by the Savings Plan over which Mr. Clayton has investment discretion and 32,656 shares of Class B Common Stock subject to Currently Exercisable Options. Also includes 5,624 shares of Class B Common Stock owned by his wife, as to which Mr. Clayton specifically disclaims beneficial ownership, and 312 shares owned by his minor children which Mr. Clayton is deemed to own beneficially.

(9) Includes 5,992 shares of Class A Common Stock and 2,140 shares of Class B Common Stock owned by the Savings Plan over which Mr. Ruehl has investment discretion and 29,687 shares of Class B Common Stock subject to Currently Exercisable Options.

(10) Includes 407,465 shares of Class A Common Stock and 3,540 shares of Class B Common Stock owned by a family partnership over which Mr. Gabelli has sole voting power and investment power. Includes 22,800 shares of Class A Common Stock owned by a family foundation over which Mr. Gabelli has voting and investment power, of which Mr. Gabelli disclaims beneficial ownership. Includes 47,067 shares of Class A Common Stock subject to a voting agreement appointing Mr. Gabelli proxy with the power to vote such shares, which voting agreement expires in June 2001. Does not include shares listed elsewhere in this table which are held by Brighton Communications Corporation ("Brighton"), of which Mr. Gabelli specifically disclaims beneficial ownership. Mr. Gabelli is the principal shareholder, as well as the Chairman of the Board and Chief Executive Officer, of Gabelli Asset Management Inc. ("GAMI"), the ultimate parent company for a variety of operating companies engaged in various aspects of the securities business, including Gabelli Securities, Inc. ("GSI"), a majority-owned subsidiary of GAMI; and Gabelli & Company, Inc. ("Gabelli & Company"), a wholly-owned subsidiary of GSI and a registered broker-dealer. Mr. Gabelli is also Chairman of the Board and Chief Executive Officer of Gabelli Group Capital Partners, Inc. ("GGCP"), which owns approximately 80% of the common stock of GAMI. Acting in these capacities, Mr. Gabelli has the authority for making voting and investment decisions on behalf of GGCP and GSI and, therefore, may be deemed to be the beneficial owner of shares of the Company owned by or held in accounts of GGCP and GSI. Of the remaining shares of Class A Common Stock owned by Mr. Gabelli and affiliates of Gabelli, 52,390 shares are held by GSI and 282 shares are held by GGCP.

(11) Mr. Gabelli is Chairman of the Board and Chief Executive Officer of Brighton, and he and his affiliates and their clients are principal shareholders of Lynch Corporation ("Lynch"). Mr. Gabelli may be deemed to be a beneficial owner of the shares of the Company owned by Brighton, a subsidiary of Lynch, by virtue of his and certain affiliated parties' significant beneficial ownership of the common stock of Lynch. Mr. Gabelli, however, specifically disclaims beneficial ownership of all of the shares of the Company's Common Stock held by Brighton.

(12) Includes 284,327 shares of Class B Common Stock subject to Currently Exercisable Options.

(13) Mutual Risk Management, Ltd.'s ("MRM") wholly-owned subsidiary, MGL Investment, Ltd., purchased these shares during 1997 and 1999. These shares were transferred, effective December 31, 1999, to Legion Insurance Company, another of MRM's wholly-owned subsidiaries.

Item 12.  Certain Relationships and Related Transactions.

     None.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)  Documents filed as part of this report:

     1. The following consolidated financial statements of the Company are included in Item 7:

Reports of Independent Auditors............................................ 26
Consolidated Balance Sheets as of December 31, 2000 and 1999............... 29
Consolidated Statements of Income for the years ended
   December 31, 2000 and 1999.............................................. 30
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000 and 1999.............................................. 31
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999.............................................. 32
Notes to Consolidated Financial Statements................................. 34

Exhibit No.

     3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     3.2 By-Laws of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     3.3 Amendment, dated December 23, 1993, to the Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29, 1994).

     3.4 Amendment, dated August 6, 1998, to the Certificate of Incorporation of the Company (incorporated herein by reference to Company's Form 10-KSB filed with the Commission March 19, 1999).

     4.1  Specimen   representing   the  Rights   Certificate   of  the  Company
(incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     4.2 Specimen representing the Class A Common Stock, $0.01 par value, of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     10.9 Consulting Services Agreement, dated as of May 1, 1991, between Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

     10.30 Employment Agreement, dated April 22, 1994, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994).

     10.31 Stock Option Agreement, dated April 22, 1994, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994).

     10.34 Employment Agreement, dated September 25, 1995, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on November 13, 1995).

     10.39 Lease, dated April 18, 1997, between Gateside - Rye Company and the Company (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.40 Stock Option Agreement,  dated May 15, 1997,  between the Company and
Stephen T. Clayton (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.41 Stock Option Agreement, dated May 15, 1997, between the Company and Bruce D. Ruehl (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.42 Master Agreement, dated as of June 5, 1997, among the Company, Tremont Bermuda Limited Tremont International Insurance Ltd., Mutual Risk Management (Holdings) Ltd., MGL Investments Ltd., Hemisphere Management Limited and The Anglo-Dutch Insurance Company Limited. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.43 Stock Purchase Agreement, dated as of June 5, 1997, between the Company and MGL Investments Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.44 Stock Option Agreement, dated June 12, 1997, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.45 Stock Option Agreement, dated June 12, 1997, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.46 Stock Option Agreement, dated June 12, 1997, between the Company and John L. Keeley, Jr. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.47 Stock Option Agreement, dated June 12, 1997, between the Company and Alan A. Rhein (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.49 Stock Purchase Agreement, dated as of July 1, 1997, between Tremont MRM Services Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

     10.50 Shareholders' Agreement, dated as of July 1, 1997, among Tremont MRM ServicesLimited, Tremont (Bermuda) Limited, The Anglo-Dutch Insurance Company Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
1998).

     10.53 Tremont Advisers, Inc. 1998 Stock Plan (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998).

     10.54 Shareholder's Agreement, dated as of July 17, 1998, by and among the Company, Robert J. Parnell and Tremont Investment Management, Inc. (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998).

     10.55 Employment Agreement, dated as of July 17, 1998 between Tremont Investment Management, Inc. and Robert Parnell (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.58 Agreement and Plan of Reorganization, dated as of March 8, 1999, by and among the Company, Tass Management Limited and Nicola Meaden, Laurence Huntington Taylor, II, Colin Myers, Norma Smith and Valerie Benard (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.59 Registration Rights Agreement, dated as of March 11, 1999 by and among the Company and Nicola Meaden, Laurence Huntington Taylor, II, Valerie Benard, Colin Myers and Norma Smith (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.60 Employment Agreement, dated as of March 11, 1999, by and between the Company and Laurence Huntington Taylor II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.61 Employment Agreement, dated as of March 11, 1999, by and among Tass Management Limited, the Company and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
1999).

     10.62 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between the Company and Laurence Huntington Taylor, II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
1999).

     10.63 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between the Company and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

     10.66 Agreement and Release, dated as of January 22, 2000, between the Company and Laurence Huntington Taylor II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 17, 2000).

     10.67 Revolving Credit Promissory Note, dated July 25, 2000, in the amount of $2,500,000 by the Company in favor of Fleet National Bank (incorporated herein by reference to the Company's Form 10-QSB filed with the Commission on August 11, 2000).

     10.68 Employment Agreement, dated August 14, 2000, between the Company and Barry Colvin (incorporated herein by reference to the Company's Form 8-K filed with the Commission on August 15, 2000).

     10.69 Amendment, dated August 1, 2000, to Employment Agreement between Tremont Investment Management, Inc. and Robert Parnell

     10.70 Amendment, dated December 6, 2000, to Employment Agreement between the Company and Sandra L. Manzke

     10.71 Amendment, dated December 6, 2000, to Employment Agreement between the Company and Robert I. Schulman

     21.1 Subsidiaries of the Company

     23.1 Consent of Ernst & Young LLP, independent auditor

     23.2 Consent of Goldstein Golub Kessler LLP, independent auditors

     23.3 Consent of Goldstein Golub Kessler LLP, independent auditors

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TREMONT ADVISERS, INC.
                                      (Registrant)

                                      By: /s/ Stephen T. Clayton
                                          --------------------------------------
                                          Stephen T. Clayton
                                          Chief Financial Officer
                                          (Duly authorized Officer and Principal
                                          Financial and Accounting Officer)

Dated: March 7, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                        Title                        Date
        ---------                        -----                        ----
/s/  Sandra L. Manzke           Chairman of the Board and         March 7, 2001
-------------------------
Sandra L. Manzke                Co-Chief Executive Officer

/s/  Robert I. Schulman         President; Co-Chief Executive     March 7, 2001
-------------------------
Robert I. Schulman              Officer and Director

/s/  Barry H. Colvin            Chief Operating Officer           March 7, 2001
-------------------------
Barry H. Colvin

/s/  John L. Keeley, Jr.        Director                          March 7, 2001
-------------------------
John L. Keeley, Jr.

/s/  Nicola Meaden              Director                          March 7, 2001
-------------------------
Nicola Meaden

/s/  Bruce Ruehl                Director                          March 7, 2001
-------------------------
Bruce Ruehl

/s/  Richard O'Brien            Director                          March 7, 2001
-------------------------
Richard O'Brien

/s/  Alan A. Rhein              Director                          March 7, 2001
-------------------------
Alan A. Rhein

/s/  Jimmy L. Thomas            Director                          March 7, 2001
-------------------------
Jimmy L. Thomas

/s/  Suzanne S. Hammond         Secretary & Treasurer             March 7, 2001
-------------------------
Suzanne S. Hammond

/s/  Stephen T. Clayton         Chief Financial Officer           March 7, 2001
-------------------------
Stephen T. Clayton

                                  EXHIBIT INDEX

                        Exhibit No. and Description                     Page No.
                        ---------------------------                     --------

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

3.2 By-Laws of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16,
       1991).

3.3 Amendment, dated December 23, 1993, to the Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form 10-K filed with the Commission on March 29,
       1994).

3.4    Amendment,   dated  August  6,  1998,   to  the   Certificate   of
       Incorporation of the Company (incorporated herein by reference to Company's Form 10-KSB filed with the Commission March 19, 1999).

4.1 Specimen representing the Rights Certificate of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

4.2 Specimen representing the Class A Common Stock, $0.01 par value, of the Company (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

10.9 Consulting Services Agreement, dated as of May 1, 1991, between Harold Cohen and Tremont Partners, Inc. (incorporated herein by reference to the Company's Form S-1 filed with the Commission on December 16, 1991).

10.30 Employment Agreement, dated April 22, 1994, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994).

10.31 Stock Option Agreement, dated April 22, 1994, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on May 12, 1994).

10.34 Employment Agreement, dated September 25, 1995, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-Q filed with the Commission on November 13,
       1995).

10.39 Lease, dated April 18, 1997, between Gateside - Rye Company and the Company (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

10.40 Stock Option Agreement, dated May 15, 1997, between the Company and Stephen T. Clayton (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1998).

10.41 Stock Option Agreement, dated May 15, 1997, between the Company and Bruce D. Ruehl (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1998).

10.42 Master Agreement, dated as of June 5, 1997, among the Company, Tremont Bermuda Limited Tremont International Insurance Ltd., Mutual Risk Management (Holdings) Ltd., MGL Investments Ltd.,
       Hemisphere Management Limited and The Anglo-Dutch Insurance Company Limited. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1998).

10.43 Stock Purchase Agreement, dated as of June 5, 1997, between the Company and MGL Investments Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

10.44 Stock Option Agreement, dated June 12, 1997, between the Company and Sandra L. Manzke (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1998).

10.45 Stock Option Agreement, dated June 12, 1997, between the Company and Robert I. Schulman (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1998).

10.46 Stock Option Agreement, dated June 12, 1997, between the Company and John L. Keeley, Jr. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1998).

10.47 Stock Option Agreement, dated June 12, 1997, between the Company and Alan A. Rhein (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1998).

10.49 Stock Purchase Agreement, dated as of July 1, 1997, between Tremont MRM Services Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

10.50 Shareholders' Agreement, dated as of July 1, 1997, among Tremont MRM Services Limited, Tremont (Bermuda) Limited, The Anglo-Dutch Insurance Company Limited and Mutual Risk Management (Holdings) Ltd. (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1998).

10.53  Tremont  Advisers,  Inc. 1998 Stock Plan  (incorporated  herein by
       reference  to  the  Company's  Form   10-QSB/A1   filed  with  the
       Commission on November 6, 1998).

10.54 Shareholder's Agreement, dated as of July 17, 1998, by and among the Company, Robert J. Parnell and Tremont Investment Management, Inc. (incorporated herein by reference to the Company's Form 10-QSB/A1 filed with the Commission on November 6, 1998).

10.55 Employment Agreement, dated as of July 17, 1998 between Tremont Investment Management, Inc. and Robert Parnell (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

10.58 Agreement and Plan of Reorganization, dated as of March 8, 1999, by and among the Company, Tass Management Limited and Nicola Meaden, Laurence Huntington Taylor, II, Colin Myers, Norma Smith and Valerie Benard (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19,
       1999).

10.59 Registration Rights Agreement, dated as of March 11, 1999 by and among the Company and Nicola Meaden, Laurence Huntington Taylor, II, Valerie Benard, Colin Myers and Norma Smith (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

10.60 Employment Agreement, dated as of March 11, 1999, by and between the Company and Laurence Huntington Taylor II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

10.61 Employment Agreement, dated as of March 11, 1999, by and among Tass Management Limited, the Company and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

10.62 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between the Company and Laurence Huntington Taylor, II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

10.63 Stock Option and Benefits Agreement, dated as of March 8, 1999, by and between the Company and Nicola Meaden (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 19, 1999).

10.66 Agreement and Release, dated as of January 22, 2000, between the Company and Laurence Huntington Taylor II (incorporated herein by reference to the Company's Form 10-KSB filed with the Commission on March 17, 2000).

10.67 Revolving Credit Promissory Note, dated July 25, 2000, in the amount of $2,500,000 by the Company in favor of Fleet National Bank (incorporated herein by reference to the Company's Form 10-QSB filed with the Commission on August 11, 2000).

10.68  Employment  Agreement,  dated August 14, 2000, between the Company
       and  Barry  Colvin   (incorporated  herein  by  reference  to  the
       Company's Form 8-K filed with the Commission on August 15, 2000).

10.69  Amendment,  dated August 1, 2000, to Employment  Agreement between
       Tremont Investment Management, Inc. and Robert Parnell ............... 82

10.70  Amendment, dated December 6, 2000, to Employment Agreement between the Company and Sandra L. Manzke ..................................... 84

10.71  Amendment, dated December 6, 2000, to Employment Agreement between the Company and Robert I. Schulman ................................... 86

21.1   Subsidiaries of the Company .......................................... 88

23.1   Consent of Ernst & Young LLP, independent auditor .................... 89

23.2   Consent of Goldstein Golub Kessler LLP, independent auditors ......... 90

23.3   Consent of Goldstein Golub Kessler LLP, independent auditors ......... 91