Form 10QSB
period 2001-03-31
TREMONT ADVISERS INC
filed 2001-05-14
CIK 880320

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to

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

      Yes   [ ]            No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on May 1, 2001 was 1,734,386, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 5,127,990 as of the same date. Shares outstanding have been restated to reflect the impact of a five-for-four stock split paid on August 8, 2000 to shareholders of record on July 31, 2000.

                                      INDEX


                             TREMONT ADVISERS, INC.


PART I - FINANCIAL INFORMATION                                             PAGE
ITEM 1.  FINANCIAL STATEMENTS. (Unaudited)

   Condensed Consolidated Balance Sheets -
     March 31, 2001 (unaudited) and December 31, 2000 (audited).........     1

   Condensed Consolidated Statements of Income -
     three months ended March 31, 2001 and 2000.........................     2

   Condensed Consolidated Statements of Cash Flows -
     three months ended March 31, 2001 and 2000.........................     3

   Notes to Condensed Consolidated Financial Statements.................     4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...........................     8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................    12

SIGNATURE...............................................................    12

ITEM 1.  FINANCIAL STATEMENTS


                             Tremont Advisers, Inc.

                    Condensed Consolidated Balance Sheets


                                                        MARCH 31     DECEMBER 31
                                                          2001          2000
                                                       (UNAUDITED)     (NOTE A)
                                                      --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 2,128,200   $ 3,481,600
  Accounts receivable, less allowance for
   bad debts of $60,000 and $35,000                     4,274,100     5,163,800
  Income taxes receivable                                    --         130,300
  Due from officers                                       200,000          --
  Prepaid expenses and other current assets               343,200       178,800
                                                      --------------------------
Total current assets                                    6,945,500     8,954,500

Investments (cost $7,726,300 and $4,992,200)            9,684,100     6,677,000
Investments in joint ventures (cost $631,700
and $ 526,000)                                          1,239,000     1,368,200

Fixed assets, net                                       1,028,100       998,800

Goodwill, net                                           1,727,300     1,781,800
Other assets                                              258,400        98,000
                                                      --------------------------
Total assets                                          $20,882,400   $19,878,300
                                                      ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued expenses                                    $ 1,972,300   $ 3,013,300
  Deferred revenue                                      1,081,900     1,000,300
  Accounts payable                                        472,500       375,500
  Income taxes payable                                    346,300          --
                                                      --------------------------
Total current liabilities                               3,873,000     4,389,100

Deferred income taxes payable                           1,992,500     1,550,500
Revolving note payable                                  1,075,000     1,075,000
Deferred revenue                                          172,200       239,300

Shareholders' equity:
  Preferred Stock, $1 par value, 350,000 shares
   authorized; issued and outstanding - none                 --            --
  Class A Common Stock, $0.01 par value, 5,000,000
   shares authorized; 1,984,386 and 1,985,418 shares
   issued and outstanding, including 250,000 shares
   held in treasury                                        19,800        19,900
  Class B Common Stock, $0.01 par value, 10,000,000
   shares authorized; 5,155,240 and 5,154,208 shares
   issued and outstanding, including 27,250 shares
   held in treasury                                        51,600        51,500
  Additional paid in capital                            8,405,800     8,405,800
  Retained earnings                                     7,836,600     6,685,500
  Cumulative foreign currency translation adjustment        1,200         7,000
  Common stock held in treasury, at cost               (2,545,300)   (2,545,300)
                                                      --------------------------
Total shareholders' equity                             13,769,700    12,624,400
                                                      --------------------------
Total liabilities and shareholders' equity            $20,882,400   $19,878,300
                                                      ==========================


See notes to condensed consolidated financial statements.

                             Tremont Advisers, Inc.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)


                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      2001           2000
                                                   ------------------------
REVENUES
Proprietary investment funds                       $3,792,500    $2,622,400
Advisory fees                                       2,100,400     1,623,100
Information sales                                     459,000       394,300
Performance fees                                       26,300        82,000
Other                                                  93,700       132,500
                                                   ------------------------
Total revenues                                      6,471,900     4,854,300

EXPENSES
Compensation                                        2,443,000     1,875,700
General and administrative                          1,288,300       963,200
Advisory expenses                                     710,500       529,200
Depreciation                                          136,800        85,300
Amortization of intangibles                            62,400        51,700
                                                   ------------------------
Total expenses                                      4,641,000     3,505,100

Equity earnings of investments                        288,700       235,700
Loss from operations of joint ventures               (235,000)      (59,600)
Other income, net                                      15,500         5,700

Income before income taxes                          1,900,100     1,531,000
Provision for income taxes                            749,000       605,900
                                                   ------------------------
Net income                                         $1,151,100    $  925,100
                                                   ========================

Net income per common share - basic                $     0.17    $     0.13
                                                   ------------------------
Net income per common share - diluted              $     0.15    $     0.13
                                                   ========================


See notes to condensed consolidated financial statements.

                             Tremont Advisers, Inc.

               Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                           2001          2000
                                                       -------------------------
OPERATING ACTIVITIES
Net income                                             $ 1,151,100   $  925,100
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation                                            136,800       85,300
   Amortization of intangibles                              62,400       51,700
   Equity earnings of investments                         (288,700)    (235,700)
   Losses from operations of  joint ventures               235,000       59,600
   Deferred income taxes payable                           442,000      268,300
   Foreign currency translation adjustment                   5,800        1,100
   Changes in operating assets and liabilities:
     Accounts receivable, net                              889,700     (277,500)
     Due from officers                                    (200,000)        --
     Dividend receivable                                      --         31,000
     Prepaid expenses and other current assets            (164,400)     (51,200)
     Other assets                                         (168,300)        --
     Accounts payable                                       97,000     (182,500)
     Accrued expenses                                   (1,041,000)    (287,200)
     Deferred revenue                                       14,500      (95,600)
     Income taxes, net                                     476,600       30,600
                                                       -------------------------
Net cash provided by operating activities                1,648,500      323,000

INVESTING ACTIVITIES
Purchase of fixed assets                                  (162,100)    (190,500)
Cash paid for investments                               (2,734,100)    (300,000)
Withdrawal from investments                                   --        193,000
Investments in joint ventures                             (105,700)     (74,400)
                                                       -------------------------
Net cash used by investing activities                   (3,001,900)    (371,900)

FINANCING ACTIVITIES
Borrowing from revolving note payable                    1,000,000         --
Repayment of borrowing from revolving note payable      (1,000,000)        --
                                                       -------------------------
Net cash (used) provided by financing activities              --           --

Net decrease in cash and cash equivalents               (1,353,400)     (48,900)
Cash and cash equivalents at beginning of period         3,481,600    2,879,300
                                                       -------------------------
Cash and cash equivalents at end of period             $ 2,128,200   $2,830,400
                                                       =========================

See condensed consolidated financial statements.

                             Tremont Advisers, Inc.

             Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Certain prior year balances have been reclassified to conform with the current period presentation.


NOTE  B - INVESTMENTS

The following table sets forth summary financial information pertaining to the Company's domestic proprietary investment funds at March 31, 2001.

                                                                     AMERICAN            AMERICAN
                                                 AMERICAN             MASTERS            MASTERS
                                                  MASTERS          BROAD MARKET           MARKET
                                               BROAD MARKET         PRIME FUND,       NEUTRAL FUND,
                                                FUND, L.P.             L.P.                L.P.
                                               ---------------------------------------------------
Total assets                                   $333,333,000       $614,201,300         $35,140,000
Total liabilities                                   365,500        153,198,000           5,591,300

Net investment income (loss)                   $  1,803,100       $    375,900         $   (83,900)
Realized and unrealized gains                     9,399,800         17,178,200             968,400
                                               ---------------------------------------------------
Net income                                     $ 11,202,900       $ 17,554,100         $   884,500
                                               ===================================================
General Partner                                     TPI                 TPI                TFI
GP investment in partnership-at market
  value                                        $  1,328,400       $    595,500         $   318,900
GP investment in partnership-at cost                729,100            455,000             105,000
Proportionate share of earnings (*)                  32,400             14,500              13,400
Proportionate share of fund's net assets               0.40%              0.13%               1.08%

* Proportionate share of earnings is included in equity earnings of investments in the condensed consolidated statements of income.

                             Tremont Advisers, Inc.

NOTE B - INVESTMENTS (CONTINUED)


                                                                                         AMERICAN
                                                 AMERICAN           AMERICAN              MASTERS
                                                 MASTERS             MASTERS            OPPORTUNITY
                                               OPPORTUNITY         MULTI-TECH            INSURANCE
                                                FUND, L.P.         FUND, L.P.           FUND, L.P.
                                               ----------------------------------------------------
Total assets                                   $24,832,600        $25,284,700         $80,078,500
Total liabilities                                6,768,700          5,276,600              58,600

Net investment income (loss)                   $    29,200        $   (16,200)        $   (24,900)
Realized and unrealized gains                     (487,500)          (587,300)            478,500
                                               ----------------------------------------------------
Net income (loss)                              $   458,300        $  (603,500)        $   453,600
                                               ====================================================
General Partner                                    TPI                 TPI                TPI
GP investment in partnership-at
  market value                                 $ 2,192,600        $    19,400         $    50,300
GP investment in partnership-at cost             2,000,000             25,000              50,000
Proportionate share of earnings (*)                 92,200             (6,000)                300
Proportionate share of fund's net assets             12.14%              0.10%               0.06%

* Proportionate share of earnings is included in equity earnings of investments in the condensed consolidated statements of income.

The following table sets forth summary financial information for the offshore proprietary investment funds for which the Company is a sponsor or co-sponsor at March 31, 2001:

                                                             AMERICAN MASTERS
                                            TREMONT BROAD         FUND
                                             MARKET FUND,     "AG ABSOLUTE       THE TREMONT
                                                 LDC         SERIES" LIMITED     MASTERS FUND
                                            -------------------------------------------------
Total assets                                $178,163,700      $115,133,500         $613,400
Total liabilities                              5,642,600         2,151,400                -


Net investment income (loss)                $    685,900      $   (319,300)        $      -
Realized and unrealized gains                  5,254,500        10,537,300           24,300
                                            -----------------------------------------------
Net income                                  $  5,940,400      $ 10,218,000         $ 24,300
                                            ===============================================
Sponsor                                           TBL               TBL              TIMI
Investment at market value                  $  3,788,100      $     82,200         $613,400
Investment at cost                             3,450,000            60,000          500,100
Proportionate share of earnings(*)               103,800             6,300           24,300
Proportionate share of fund's net assets            2.20%             0.07%             100%

* Proportionate share of earnings is included in equity earnings of investments in the condensed consolidated statements of income.

                             Tremont Advisers, Inc.

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         2001            2000
                                                      --------------------------
                                                             (UNAUDITED)
Numerator:
Net Income - numerator for basic and diluted
 earnings per share (income available to
 shareholders)                                        $1,151,100      $  925,100

Denominator:
Denominator for basic earnings per share -
 weighted average shares                               6,862,376       7,019,334

Effect of dilutive securities:
 Employee stock options                                  617,059         412,461
                                                      --------------------------
Denominator for diluted earnings per share -
 adjusted weighted-average shares and assumed
 conversions                                           7,479,435       7,431,795
                                                      ==========================

Basic earnings per share                              $     0.17      $     0.13
                                                      ==========================

Diluted earnings per share                            $     0.15      $     0.13
                                                      ==========================

All prior year per share and share outstanding data have been restated to reflect the impact of the five-for-four stock split distributed on August 8, 2000.

During April 2001, an executive officer of the Company exercised options and purchased 114,375 shares of the Company's Class B Common Stock at an exercise price of $1.12 per share.


NOTE D - SEGMENT AND GEOGRAPHIC DATA

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

                             Tremont Advisers, Inc.

NOTE D - SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

Investment advisory activities include counseling clients about the organization and management of their investment portfolios or programs and providing specialized investment services to investment management firms and individual investment advisers. Advisory fees are generally based upon the amount of assets in the clients' investment vehicles.

The research conducted by the Company on domestic and foreign investment advisors is critical to all aspects of its business. The Company has developed a proprietary program which reviews and evaluates this information. Certain aspects of the program are sold to large institutions such as banks, foundations and government agencies, among others, as well as to high net worth individuals. Generally, these sales are made for a fixed fee and recorded as information sales.

The following table provides a summary of the types of fees earned with respect to each of the Company's principal business areas:

                                              THREE MONTHS ENDED MARCH 31
                                                 2001             2000
                                              ---------------------------
 Proprietary investment funds                 $3,792,500       $2,622,400

 Advisory services
  Asset-based fees                             1,127,200          788,800
  Fixed fees                                     225,400          282,900
  Administration fees                            477,700          255,500
  Traditional fees                               270,100          295,900
  Performance Fees                                26,300           82,000
  Other                                           93,700          132,500
                                              ---------------------------
                                               2,220,400        1,837,600
 Information sales                               459,000          394,300
                                              ---------------------------
 Total consolidated revenues                  $6,471,900       $4,854,300
                                              ===========================

The following table provides a summary of fees earned for the first quarter of 2001 and 2000 by geographic location:

                                              THREE MONTHS ENDED MARCH 31
                                                 2001             2000
                                              ---------------------------
 United States                                $3,664,100       $2,881,900
 Bermuda                                       2,345,300        1,598,300
 United Kingdom                                  455,100          374,100
 Canada                                            7,400             --
                                              ---------------------------
 Consolidated total                           $6,471,900       $4,854,300
                                              ===========================

Revenues are attributed to countries based on the location of the subsidiary performing the services. Long-lived assets are substantially all located in the United States and the United Kingdom.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


The Company's first quarter 2001 results showed basic earnings per share growth of 30.8% versus the first quarter of 2000 and a totalrevenue increase of 33.3% over the first quarter of 2000. Compared to the overall 24.4% increase in net income for the first quarter of 2001 over the first quarter of 2000, earnings per share realized a more significant increase primarily as a result of the Company acquiring 277,250 shares of treasury stock subsequent to the end of the first quarter of 2000. The revenue growth was primarily driven by increased investor contributions into the Company's proprietary investment funds and an increase in advisory fees derived from the continued development of new asset-based fee client relationships. Total expenses increased 32.4% in the first quarter of 2001 versus the first quarter of 2000 primarily as a result of continued investments made by the Company in its people and its technology infrastructure. The Company continues to believe that its proprietary funds and advisory clients will contribute significantly to future growth in earnings in future periods.

Results of Operations

The following table presents the percentage of consolidated revenue attributable to each area of business for the first quarter 2001 compared to the first quarter 2000:

                                2001                        2000
                       ---------------------------------------------------
                                    % OF TOTAL                  % OF TOTAL
  REVENUE SOURCE       REVENUES      REVENUES      REVENUES      REVENUES
------------------    ----------    ----------    ----------    ----------
Proprietary funds     $3,792,500        58.6      $2,622,400        54.0
Advisory fees          2,100,400        32.4       1,623,100        33.4
Information sales        459,000         7.2         394,300         8.1
Performance fees          26,300         0.4          82,000         1.7
Other                     93,700         1.4         132,500         2.8
                      ----------------------------------------------------
Total revenues        $6,471,900       100.0      $4,854,300       100.0
                      ====================================================

Proprietary Investment Funds Fees

Fees from the Company's proprietary investment funds increased 44.6% in the first quarter of 2001 to $3,792,500, up $1,170,100 over the first quarter of 2000, due to the growth of the funds' net assets caused by additional investor capital contributions and positive investment performance.

The following table presents the revenues from the proprietary investment funds responsible for a majority of the increase for the first quarter of 2001 as compared to the first quarter of 2000:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                            -----------------------     CHANGE    CHANGE
                                                               2001          2000         ($)       (%)
                                                            --------------------------------------------
American Masters Broad Market Prime Fund, L.P.              $1,511,100   $  864,700   $  646,400    74.8
Kingate Global Fund Class B Shares                             873,800      697,900      175,900    25.2
American Masters Broad Market Fund, L.P.                       713,200      691,500       21,700     3.1
Tremont Broad Market Fund, LDC                                 502,100      298,300      203,800    68.3
American Masters Market Neutral Fund, L.P.                      52,200       22,500       29,700   132.0
American Masters Opportunity Insurance Fund, L.P.               48,100         --         48,100     (a)

(a) commenced operations March 1, 2001.

During the first quarter of 2001, significant proprietary investment funds of which the Company was the sole sponsor or general partner had net investor contributions as follows:

American Masters Broad Market Prime Fund, L.P.                  $81,906,000
American Masters Opportunity Insurance Fund, L.P.                79,566,300
Tremont Broad Market Fund, LDC                                   39,414,600
American Masters Broad Market Fund, L.P.                         31,806,100
American Masters Opportunity Fund, L.P.                          10,027,400
American Masters Market Neutral Fund, L.P.                        8,368,300
American Masters Multi-Tech Fund, L.P.                            6,345,000

Advisory Fees

Advisory fees are earned from unaffiliated clients and are based upon the underlying net asset value of their investment vehicles. Advisory fees consist of asset-based fees, fixed-fee arrangements, traditional (i.e. non-alternative) investment advisory fees and administration fees.

The following table presents advisory fee revenues attributable to each type of fee in the first quarter of 2001 compared to the first quarter of 2000:

                                     2001                    2000
                           ----------------------------------------------
                                           % OF                    % OF
                                         ADVISORY                ADVISORY
       TYPE OF FEE             FEES        FEES       FEES         FEES
-------------------------------------------------------------------------
Asset-based                $1,127,200       53.7   $  788,800      48.6
Fixed                         225,400       10.7      282,900      17.4
Traditional                   270,100       12.9      295,900      18.3
Administration                477,700       22.7      255,500      15.7
                           ----------------------------------------------
Total advisory fees        $2,100,400      100.0   $1,623,100     100.0
                           ==============================================

Overall, advisory fees increased 29.4% in the first quarter of 2001 to $2,100,400, up $477,300 over the first quarter of 2000. This increase was due to the growth of the net asset value of clients' investment funds arising from additional capital contributions by investors and positive investment performance.

Asset-based fees increased significantly during the first quarter of 2001 primarily because the Company obtained two new significant unaffiliated clients subsequent to March 31, 2000. Asset-based fees also increased as a result of the continued growth of other clients' investment vehicles. The Company has also entered into sub-advisory arrangements relative to one new client that is discussed below under the heading "Advisory Expenses."

Fixed fees decreased during the first quarter of 2001 in comparison to the first quarter of 2000, because of the termination of a client relationship and as a result of TASS performing certain non-recurring consulting services during the first quarter of 2000.

Traditional advisory fees decreased 8.7% to $270,100 for the first quarter of 2001, down $25,800 from the first quarter of 2000 primarily as a result of poor market performance of the underlying mutual fund investment vehicles of the Company's traditional consulting clients' portfolio's.

Administration fees continue to grow almost primarily from increases in the net assets of one of the Company's significant unaffiliated administration clients. In addition, the Company continues to experience growth in fees from certain of its proprietary products as well as other unaffiliated administration clients.

Information Sales

Information sales increased 16.4% in the first quarter of 2001 to $459,000, up $64,700 over the first quarter of 2000, due to an increase in sales of the Company's information database products. Information sales for the first quarter of 2001 and 2000 include approximately $62,500 from the grant of a license to FITX in December 1999.

Compensation Expenses

Compensation expenses increased 30.2% in the first quarter of 2001 to $2,443,000, up $567,300 over the first quarter of 2000 due to the Company's continuing efforts to attract and retain qualified employees to fill positions primarily within its marketing, client services and database management departments.

General and Administrative Expenses

General and administrative expenses, consisting primarily of rent, telecommunications, travel and entertainment, professional fees and other related expenses, increased 33.8% in the first quarter of 2001 to $1,288,300, up $325,100 over the first quarter of 2000 as a result of the Company's continued growth. In addition, the Company completed various upgrades and enhancements to existing computer systems and software applications.

Advisory Expenses

Advisory expenses, which are fees paid to other advisers or consultants as introducer or agent fees (including performance fees) and as commission rebates earned from soft-dollar related transactions, increased 34.3% in the first quarter of 2001 to $710,500, up $181,300 over the first quarter of 2000 due to increased revenues from the underlying investment vehicles of the applicable client arrangements. The increases in the underlying investment vehicles were due largely to additional investor contributions. In addition, as discussed above under the caption "Advisory Fees", subsequent to the first quarter of 2000, the Company entered into a new advisory agreement of which the portion of revenues shared is higher than under other agreements. In addition, the Company shares a portion of its management fees earned from American Masters Opportunity Insurance Fund, L.P., its newest proprietary fund that was launched effective March 1, 2001.

Depreciation

Depreciation increased 60.4% in the first quarter of 2001 to $136,800, up $51,500 over the first quarter of 2000 as a result of fixed asset purchases made subsequent to March 31, 2000. These assets included computer equipment for new employees, software updates for the Company's information database and hardware upgrades for its worldwide computer network system.

Equity Earnings of Investments

Equity earnings of investments increased 22.5% in the first quarter of 2001 to $288,700, up $53,000 over the first quarter of 2000 as a result of overall positive investment performance and additional capital investments of the Company in its proprietary investment funds. For instance, the Company invested $2,000,000 in the American Masters Opportunity Fund, L.P., which was launched June 1, 2000. During the first quarter of 2001, the Company invested additional monies into its proprietary funds as follows: Tremont Broad Market Fund, LDC ($1,500,000), American Masters Broad Market Fund, L.P. ($729,100), American Masters Broad Market Prime Fund, L.P. ($455,000), and American Masters Opportunity Insurance Fund, L.P. ($50,000).

Loss from Operations of Joint Ventures

Joint venture operations resulted in net losses of $235,000 in the first quarter of 2001 as a result of the continued planned losses of FITX ($287,600). These losses were offset by the positive performance of Tremont MRM Services Limited ($52,600). The Company anticipates that FITX will continue to operate at a loss for the remainder of 2001.

Liquidity and Capital Resources

At March 31, 2001, the Company had $2,128,200 in cash and cash equivalents and working capital of $3,072,500, as compared to cash and cash equivalents of $3,481,600 and working capital of $4,565,400 at December 31, 2000.

Cash flow provided by operating activities was $1,648,500 for the first quarter of 2000, compared to $323,000 for the first quarter of 2001. This increase resulted from increases in net income, deferred income taxes payable, income taxes payable, as well as a decrease in accounts receivable and losses from operations of joint ventures. Cash used by operations offsetting the above increases resulted from increases in prepaid expenses and other current assets, the advancement of loans to certain executive officers and a decrease in accrued expenses. In addition, equity earnings of investments resulted in a reduction of cash provided by operating activities.

Cash flow used by investing activities was $3,001,900 for the first quarter of 2001, compared to $371,900 for the first quarter of 2000. The uses of cash resulted from additional investments into certain of the Company's onshore and offshore proprietary investment funds, purchases of computer equipment and furniture to support the continued growth of the Company's personnel base and technology infrastructure, and additional investments in the Company's joint venture with FITX.

During April 2001, the Company advanced a loan to an executive officer of $370,000 that matures on April 1, 2002.

The Company entered into an employment agreement with its Chief Financial and Administrative Officer dated as of January 31, 2001 which provides for a base annual salary of $250,000 and an annual bonus payment as determined by the Board of Directors. The contract expires December 31, 2002.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      The following exhibit is included herein:

      Exhibit 10.72 - Employment agreement, dated as of January 31, 2001, between the Company and Stephen T. Clayton, Chief Financial and Administrative Officer.

b)    Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Tremont Advisers, Inc.


Date: May 11, 2001                  /s/ Stephen T. Clayton
                                    -------------------------------------------
                                    Stephen T. Clayton
                                    Chief Financial and Administrative Officer
                                    (Duly authorized Officer and
                                    Principal Financial and Accounting Officer)