Form 10QSB
period 2001-06-30
TREMONT ADVISERS INC
filed 2001-08-08
CIK 880320

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2001

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________


Commission File Number:  0-27077

                             TREMONT ADVISERS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                  06-1210532
                  --------                                  ----------
(State or other jurisdiction                            (I.R.S. Employer
or incorporation or organization)                       Identification No)

                 555 Theodore Fremd Avenue, Rye, New York 10580
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 925-1140
                                 ---------------
                           (Issuer's telephone number)

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

      Yes  [_]           No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Class A Common Stock, $0.01 par value, as of the close of business on July 31, 2001 was 1,677,240, and the number of shares outstanding of the Registrant's Class B Common Stock, $0.01 par value, was 5,308,322 as of the same date.

                                      INDEX


                             TREMONT ADVISERS, INC.





PART I - FINANCIAL INFORMATION


                                                                          PAGE
ITEM 1.  FINANCIAL STATEMENTS. (Unaudited)

   Condensed Consolidated Balance Sheets -
     June 30, 2001 (unaudited) and December 31, 2000 (audited).......       1

   Condensed Consolidated Statements of Income -
     six and three months ended June 30, 2001 and 2000...............       2

   Condensed Consolidated Statements of Cash Flows -
     six months ended June 30, 2001 and 2000.........................       3

   Notes to Condensed Consolidated Financial Statements..............       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS........................       8

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................      12

SIGNATURE............................................................      13

ITEM 1.  FINANCIAL STATEMENTS


                             Tremont Advisers, Inc.

                      Condensed Consolidated Balance Sheets


                                                                                         JUNE 30              DECEMBER 31
                                                                                           2001                   2000
                                                                                       (UNAUDITED)               (NOTE A)
                                                                                       ------------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $  2,709,200           $  3,481,600
   Accounts receivable, less allowance for bad debts of $60,000
      and $35,000                                                                         4,345,600              5,163,800
   Income taxes receivable                                                                  425,900                130,300
   Due from officers                                                                        570,000                     --
   Prepaid expenses and other current assets                                                393,600                178,800
                                                                                       ------------           ------------
Total current assets                                                                      8,444,300              8,954,500

Investments (cost $8,726,300 and $4,992,200)                                             10,877,100              6,677,000
Investments in joint ventures (cost $618,400 and $526,000)                                  961,700              1,368,200

Fixed assets, net                                                                         1,016,000                998,800

Goodwill, net                                                                             1,672,800              1,781,800
Other assets                                                                                246,100                 98,000
                                                                                       ------------           ------------
Total assets                                                                           $ 23,218,000           $ 19,878,300
                                                                                       ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                                                    $  2,731,500           $  3,013,300
   Deferred revenue                                                                         994,300              1,000,300
   Accounts payable                                                                         439,100                375,500
                                                                                       ------------           ------------
Total current liabilities                                                                 4,164,900              4,389,100

Deferred income taxes payable                                                             2,432,600              1,550,500
Revolving note payable                                                                      900,000              1,075,000
Deferred revenue                                                                            119,900                239,300

Shareholders' equity:
   Preferred Stock, $1 par value, 350,000 shares authorized; issued and
     outstanding - none                                                                          --                     --
   Class A Common Stock, $0.01 par value, 5,000,000 shares authorized;
     1,980,430 and 1,985,418 shares issued and outstanding, including 250,000
     shares held in treasury                                                                 19,800                 19,900
   Class B Common Stock, $0.01 par value, 20,000,000 and 10,000,000 shares authorized; 5,281,508 and 5,154,208 shares issued and outstanding,
     including 27,250 shares held in treasury                                                52,800                 51,500
   Additional paid in capital                                                             8,985,600              8,405,800
   Retained earnings                                                                      9,105,900              6,685,500
   Cumulative foreign currency translation adjustment                                       (18,200)                 7,000
   Common stock held in treasury, at cost                                                (2,545,300)            (2,545,300)
                                                                                       ------------           ------------
Total shareholders' equity                                                               15,600,600             12,624,400
                                                                                       ------------           ------------
Total liabilities and shareholders' equity                                             $ 23,218,000           $ 19,878,300
                                                                                       ============           ============


See notes to condensed consolidated financial statements.

                             Tremont Advisers, Inc.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)


                                                        SIX MONTHS ENDED                           THREE MONTHS ENDED
                                                             JUNE 30                                     JUNE 30
                                                    2001                   2000                  2001                  2000
                                                ------------           ------------           -----------           -----------
REVENUES
Proprietary investment funds                    $  8,008,200           $  5,498,700           $ 4,215,700           $ 2,876,300
Advisory fees                                      4,334,700              3,541,100             2,234,300             1,918,000
Information sales                                    911,100                764,900               452,100               370,600
Other                                                151,900                210,500                58,200                78,000
Performance fees                                      63,500                127,400                37,200                45,400
                                                ------------           ------------           -----------           -----------
Total revenues                                    13,469,400             10,142,600             6,997,500             5,288,300

EXPENSES
Compensation                                       5,098,800              3,760,200             2,655,800             1,884,500
General and administrative                         2,667,000              2,094,800             1,378,700             1,131,600
Advisory                                           1,456,200              1,079,700               745,700               550,500
Depreciation                                         314,500                180,900               177,700                95,600
Amortization of intangibles                          124,800                107,300                62,400                55,600
                                                ------------           ------------           -----------           -----------
Total expenses                                     9,661,300              7,222,900             5,020,300             3,717,800

Equity earnings of investments                       482,200                381,600               193,500               145,900
Loss from operations of joint ventures
                                                    (455,600)              (229,000)             (220,600)             (169,400)
Other income, net                                     45,000                 36,200                29,500                30,500
                                                ------------           ------------           -----------           -----------

Income before income taxes                         3,879,700              3,108,500             1,979,600             1,577,500
Provision for income taxes                         1,459,300              1,197,400               710,300               591,500
                                                ------------           ------------           -----------           -----------
Net income                                      $  2,420,400           $  1,911,100           $ 1,269,300           $   986,000
                                                ============           ============           ===========           ===========


Net income per common share - basic
                                                $       0.35           $       0.27           $      0.18           $      0.14
                                                ============           ============           ===========           ===========
Net income per common share - diluted
                                                $       0.32           $       0.26           $      0.17           $      0.13
                                                ============           ============           ===========           ===========


See notes to condensed consolidated financial statements.

                             Tremont Advisers, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30
                                                                    2001                  2000
                                                                 -----------           -----------
OPERATING ACTIVITIES

Net income                                                       $ 2,420,400           $ 1,911,100
Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation                                                    314,500               180,900
     Amortization of intangibles                                     124,800               107,300
     Equity earnings of investments                                 (482,200)             (381,600)
     Loss from operations of  joint ventures                         455,600               229,000
     Deferred income taxes payable                                   882,100               506,000
     Foreign currency translation adjustment                         (25,200)               17,800
     Tax benefit from exercise of stock options                      411,500                    --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                      818,200               383,400
       Due from officers                                            (570,000)                   --
       Dividend receivable                                                --                (9,700)
       Prepaid expenses and other current assets                    (214,800)              (38,300)
       Other assets                                                 (148,100)               (3,200)
       Accrued expenses                                             (281,800)             (687,400)
       Deferred revenue                                             (125,400)              (96,800)
       Accounts payable                                               63,600              (264,700)
       Income taxes, net                                            (295,600)             (246,500)
                                                                 -----------           -----------
Net cash provided by operating activities                          3,347,600             1,607,300

INVESTING ACTIVITIES
Purchase of fixed assets                                            (331,300)             (363,700)
Cash paid for investments                                         (3,734,100)           (1,550,000)
Withdrawal from investments                                               --               193,000
Investments in joint ventures                                       (111,500)              (92,900)
Distributions from joint ventures                                     62,400               152,300
                                                                 -----------           -----------
Net cash used by investing activities                             (4,114,500)           (1,661,300)

FINANCING ACTIVITIES
Borrowing from revolving note payable                              1,000,000                    --
Repayment of borrowing from revolving note payable                (1,175,000)                   --
Exercise of Class B Common Stock Options                             169,500                 2,000
                                                                 -----------           -----------
Net cash (used) provided by financing activities                      (5,500)                2,000

Net decrease in cash and cash equivalents                           (772,400)              (52,000)
Cash and cash equivalents at beginning of period                   3,481,600             2,879,300
                                                                 -----------           -----------
Cash and cash equivalents at end of period                       $ 2,709,200           $ 2,827,300
                                                                 ===========           ===========

                             Tremont Advisers, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


NOTE  B - INVESTMENTS

The following table sets forth summary financial information pertaining to the Company's domestic proprietary investment funds at June 30, 2001.

                                                                           AMERICAN MASTERS       AMERICAN MASTERS
                                                    AMERICAN MASTERS      BROAD MARKET PRIME       MARKET NEUTRAL
                                                    BROAD MARKET FUND,         FUND, L.P.             FUND, L.P.
                                                           L.P.
Total assets                                          $324,197,700           $606,452,600           $ 42,825,500
Total liabilities                                        3,011,400            142,296,800              1,817,100

Net investment income (loss)                          $  3,519,800           $  1,211,300           $    (45,300)
Realized and unrealized gains                           14,302,700             26,532,700                 32,300
                                                      ------------           ------------           ------------
Net income                                            $ 17,822,500           $ 27,744,000           $    (13,000)
                                                      ============           ============           ============

General Partner                                             TPI                    TPI                    TFI
GP investment in partnership-at market value          $  1,359,800           $    609,700           $    321,100
GP investment in partnership-at cost                       729,100                455,000                105,000
Proportionate share of earnings (*)                         63,800                 28,700                 15,600
Proportionate share of fund's net assets                       0.4%                   0.1%                   0.9%


* Proportionate share of earnings is included in equity earnings of investments in the condensed consolidated statements of income.

                             Tremont Advisers, Inc.

NOTE B - INVESTMENTS (CONTINUED)


                                                       AMERICAN               AMERICAN                 AMERICAN
                                                        MASTERS                MASTERS                  MASTERS
                                                      OPPORTUNITY             MULTI-TECH               INSURANCE
                                                       FUND, L.P.              FUND, L.P.              FUND, L.P.
                                                      ------------            ------------            ------------
Total assets                                          $ 32,602,200            $ 27,660,200            $ 85,329,700
Total liabilities                                        3,144,900                  57,200                  30,600

Net investment loss                                   $    (30,000)           $    (20,700)           $    (60,000)
Realized and unrealized gains                              359,200                 489,900                 403,300
                                                      ------------            ------------            ------------
Net income                                            $    329,200            $    469,200            $    343,300
                                                      ============            ============            ============

General Partner                                             TPI                     TPI                     TPI
GP investment in partnership-at market value          $  2,249,400            $     34,300            $     51,300
GP investment in partnership-at cost                     2,000,000                  25,000                  50,000
Proportionate share of earnings (*)                        149,000                   8,800                   1,300
Proportionate share of fund's net assets                       7.6%                    0.1%                   0.06%

* Proportionate share of earnings is included in equity earnings of investments in the consolidated statements of income.

The following table sets forth summary financial information for the offshore proprietary investment funds for which the Company is a sponsor or co-sponsor at June 30, 2001:

                                                                                AMERICAN MASTERS
                                                       TREMONT BROAD                  FUND
                                                        MARKET FUND,              "AG ABSOLUTE                 THE TREMONT
                                                            LDC                  SERIES" LIMITED               MASTERS FUND
                                                       -------------             ---------------               ------------
Total assets                                           $183,453,800                $ 135,411,700                 $599,500
Total liabilities                                         6,741,100                      703,600                       --


Net investment income (loss)                           $    603,600                $    (707,400)                $     --
Realized and unrealized gains                             2,607,900                   14,562,600                    5,300
                                                       ------------                -------------                 --------
Net income                                             $  3,211,500                $  13,855,200                 $  5,300
                                                       ============                =============                 ========

Sponsor                                                         TBL                          TBL                     TIMI
Investment at market value                             $  3,859,100                $      84,200                 $599,500
Investment at cost                                        3,450,000                       60,000                  500,100
Proportionate share of earnings(*)                          174,800                        8,300                    5,300
Proportionate share of fund's net assets                        2.2%                        0.06%                   100.0%



* Proportionate share of earnings is included in equity earnings of investments in the consolidated statements of income.

                         Tremont Advisers, Inc.

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                                   JUNE 30                                 JUNE 30
                                                           2001                2000                2001                2000
                                                        ----------          ----------          ----------          ----------
Numerator:
Net Income - numerator for basic and dilutive
  earnings per share (income available to
  shareholders)                                         $2,420,400          $1,911,100          $1,269,300          $  986,000
Denominator:
Denominator for basic earnings per share -
   weighted average shares                               6,905,977           7,019,494           6,949,100           7,019,625

Effect of dilutive securities:
  Employee stock options                                   611,804             436,073             606,548             457,038
                                                        ----------          ----------          ----------          ----------

Denominator for diluted earnings per share -
  adjusted weighted-average shares and assumed
  conversions                                            7,517,781           7,455,567           7,555,648           7,476,663
                                                        ==========          ==========          ==========          ==========

Basic earnings per share                                $     0.35          $     0.27          $     0.18          $     0.14
                                                        ==========          ==========          ==========          ==========
Diluted earnings per share                              $     0.32          $     0.26          $     0.17          $     0.13
                                                        ==========          ==========          ==========          ==========


During April 2001, an executive officer of the Company exercised options and purchased 114,375 shares of the Company's Class B Common Stock at an exercise price of $1.12 per share. As a result of this transaction, the Company realized a tax benefit of approximately $411,500, which was recorded as an increase to additional paid in capital.

In addition, during June 2001 certain employees exercised options and purchased 7,937 shares of the Company's Class B Common Stock.


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

The research conducted by the Company on domestic and foreign investment advisors is critical to all aspects of its business. The Company has developed a proprietary program, which reviews and evaluates this information. Certain aspects of the program are sold to large institutions such as banks, foundations and government agencies, among others, as well as to high net worth individuals. Generally, these sales are made for a fixed fee and recorded as information sales.

The following table provides a summary of the types of fees earned with respect to each of the Company's principal business areas:

                                             SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                  JUNE 30                                  JUNE 30
                                         2001                 2000                2001                2000
                                      -----------          -----------          ----------          ----------
Proprietary investment funds          $ 8,008,200          $ 5,498,700          $4,215,700          $2,876,300

Advisory services
   Asset-based fees                     2,363,800            1,889,700           1,236,600           1,086,600
   Fixed fees                             445,000              547,000             219,600             278,300
   Administration fees                    986,500              527,300             508,800             271,900
   Traditional fees                       539,400              577,100             269,300             281,200
   Other                                  151,900              210,500              58,200              78,000
   Performance Fees                        63,500              127,400              37,200              45,400
                                      -----------          -----------          ----------          ----------
                                        4,550,100            3,879,000           2,329,700           2,041,400

Information sales                         911,100              764,900             452,100             370,600
                                      -----------          -----------          ----------          ----------

Total revenues                        $13,469,400          $10,142,600          $6,997,500          $5,288,300
                                      ===========          ===========          ==========          ==========


The following table provides a summary of revenues earned by geographic location:


                                 SIX MONTHS ENDED                        THREE MONTHS ENDED
                                     JUNE 30                                 JUNE 30
                            2001                 2000                2001                2000
                        -----------          -----------          ----------          ----------
United States           $ 7,658,300          $ 5,903,400          $3,994,200          $3,022,400
Bermuda                   4,759,700            3,421,100           2,414,400           1,822,900
United Kingdom            1,018,200              818,100             563,200             443,000
Canada                       33,100                   --              25,700                  --
                        -----------          -----------          ----------          ----------
Total revenues          $13,469,400          $10,142,600          $6,997,500          $5,288,300
                        ===========          ===========          ==========          ==========

Revenues are attributed to countries based on the location of the subsidiary performing the services. Long-lived assets are substantially all located in the United States and the United Kingdom.

                             Tremont Advisers, Inc.

NOTE D - SUBSEQUENT EVENT

On July 10, 2001, the Company filed a report on Form 8-K disclosing that it had entered into an Agreement and Plan of Merger by and among the Company, Oppenheimer Acquisition Corp., a Delaware corporation ("Oppenheimer"), and Joshua Acquisition Corp., a Delaware corporation, pursuant to which the Company would become a wholly-owned subsidiary of Oppenheimer. It is anticipated that the merger will be completed during the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


The Company's first six months of 2001 resulted in basic earnings per share growth of approximately 29.6% versus the first six months of 2000 with a total revenue increase of 32.8% over the first six months of 2000. The Company's second quarter 2001 results showed basic earnings per share growth of approximately 28.6% versus the second quarter of 2000 and a total revenue increase of 32.3% over the second quarter of 2000. Overall, revenue growth continues to be driven primarily by increased investor contributions into the Company's proprietary investment funds and an increase in advisory fees derived from the continued development of new asset-based fee client relationships. The Company continues to believe that its proprietary funds and advisory clients will contribute significantly to future growth in earnings in future periods.

RESULTS OF OPERATIONS

Proprietary Investment Funds Fees

Fees from the Company's proprietary investment funds increased 45.6% during the first six months of 2001 to $8,008,200, up $2,509,500 over the first six months of 2000, and 46.6% in the second quarter of 2001 to $4,215,700, up $1,339,400 over the second quarter of 2000 due to the growth of the funds' net assets arising from additional investor capital contributions and overall positive investment performance. In addition, during the second half of fiscal 2000, the Company successfully launched two new proprietary funds, American Masters Opportunity Fund, L.P. and American Masters Multi-Tech Fund, L.P. These funds have experienced continued growth through the success of our growing distribution network. In addition, during the first quarter of 2001, the Company launched its American Masters Opportunity Insurance Fund, L.P. which has contributed significantly to growth in proprietary investment fund fees.

Advisory Fees

Advisory fees are earned from unaffiliated clients and are based upon the underlying net asset value of their investment vehicles. Advisory fees consist of asset-based fees, fixed-fee arrangements, traditional (i.e. non-alternative) investment advisory fees and administration fees.

Overall, advisory fees increased 22.4% during the first six months of 2001 to $4,334,700, up $793,600 over the first six months of 2000, and 16.5% in the second quarter of 2001 to $2,234,300, up $316,300 over the second quarter of 2000. These increases are due to the growth of the net asset value of clients' investment funds arising from additional capital contributions by investors and positive investment performance.

Asset-based fees continue to represent the most significant portion of total advisory fees, and they continue to represent a significant portion of the overall increase in advisory fees as a result of growth of clients' underlying investment vehicles arising from investor contributions and positive investment performance. A substantial portion of the increase in asset-based fees during the six and three months, respectively, ended June 30, 2001 is due to new client relationships established within the past eighteen months. One such relationship commenced subsequent to March 31, 2000 and was obtained as a result of the efforts of an unaffiliated third-party advisor. As discussed further under "Advisory Expenses", this particular arrangement provides for a revenue-sharing arrangement that exceeds the Company's customary revenue-sharing arrangements with other such third-party advisors. As this particular new client has contributed substantially to the growth in advisory asset-based fees, the Company has also experienced a corresponding substantial increase in its advisory expenses.


Fixed fees decreased during the first six months of 2001 and the second quarter of 2001, in comparison to the first six months of 2000 and the second quarter of 2000, because of the termination of a client relationship and as a result of TASS performing certain non-recurring consulting services during the first quarter of 2000.

Traditional advisory fees have continued to decrease primarily as a result of poor market performance of the underlying mutual fund investment vehicles coupled with the fact that no new assets have been added to any of the Company's traditional consulting clients' portfolio's.

Administration fees, representing the second largest component of advisory fees, continue to grow almost entirely from increases in the net assets of one of the Company's significant unaffiliated administration clients. In addition, the Company continues to experience growth in fees from certain of its proprietary products as well as other unaffiliated administration clients. The Company does not expect administration fees to increase as rapidly in future periods as the above mentioned significant client does not anticipate that its funds for which we provide administrative services will continue to grow as rapidly as they have in recent periods.

Information Sales

Information sales increased 19.1% during the first six months of 2001 to $911,100, up $146,200 over the first six months of 2000, and 22.0% in the second quarter of 2001 to $452,100, up $81,500 over the second quarter of 2000 due to an increase in sales of the Company's information database products. Information sales for each of the first six-month periods and each of the second quarters of 2001 and 2000 include approximately $125,000 and $62,500, respectively, from the grant of a license to FITX in December 1999.

Compensation Expenses

Compensation expenses increased 35.6% during the first six months of 2001 to $5,098,800, up $1,338,600 over the first six months of 2000, and 40.9% in the second quarter of 2001 to $2,655,800, up $771,300 over the second quarter of 2000 due to the Company's continuing efforts to attract and retain qualified employees to fill positions primarily within its marketing, client services and information management departments. The Company has also recently hired several new senior managers within its manager research and risk management departments. In addition, compensation levels of certain professionals within the firm have been increased in an effort to maintain competitive compensation packages.

General and Administrative Expenses

General and administrative expenses, consisting primarily of rent, telecommunications, travel and entertainment, professional fees and other ordinary operating expenses, increased 27.3% during the first six months of 2001 to $2,667,000, up $572,200 over the first six months of 2000, and 21.8% in the second quarter of 2001 to $1,378,700, up $247,100 over the second quarter of 2000 as a result of the Company's continued growth. For example, the Company continues to expand its corporate office space to accommodate growth in the number of employees. The Company has also completed various upgrades and enhancements to existing computer systems and software applications to accommodate the continued growth of the Company, which has resulted in increases in consulting costs. Travel costs have also increased substantially as the Company continues to pursue the development of advisory client relationships throughout the United States and Europe. Such efforts have resulted in the addition of certain new clients domestically and abroad.

Advisory Expenses

Advisory expenses, which are fees paid to other advisers or consultants as introducer or agent fees (including performance fees) and as commission rebates earned from soft-dollar related transactions, increased 34.9% during the first six months of 2001 to $1,456,200, up $376,500 over the first six months of 2000, and 35.5% in the second quarter of 2001 to $745,700, up $195,200 over the second quarter of 2000 due to increased revenues from the underlying investment vehicles of the applicable client arrangements. The increases in the underlying investment vehicles were due largely to additional investor contributions. In addition, as discussed above under the caption "Advisory Fees", subsequent to the first quarter of 2000, the Company entered into a new advisory agreement of which the portion of revenues shared is higher than under other agreements. In addition, the Company shares a portion of its management fees earned from American Masters Opportunity Insurance Fund, L.P., its newest proprietary fund that was launched effective March 1, 2001.

Depreciation

Depreciation increased 73.9% during the first six months of 2001 to $314,500, up $133,600 over the first six months of 2000, and 85.9% in the second quarter of 2001 to $177,700, up $82,100 over the second quarter of 2000 as a result of fixed asset purchases made subsequent to June 30, 2000. These assets includes computer equipment for new employees, software updates for the Company's information database and hardware upgrades for its worldwide computer network system to accommodate the Company's ongoing growth.

Equity Earnings of Investments

Equity earnings of investments increased 26.4% during the first six months of 2001 to $482,200, up $100,600 over the first six months of 2000, and 32.6% in the second quarter of 2001 to $193,500, up $47,600 over the second quarter of 2000 as a result of overall positive investment performance and additional capital investments by the Company into certain of its proprietary investment funds, including an investment of $2,000,000 in the American Masters Opportunity Fund, L.P., which was launched June 1, 2000.

Earnings (losses) from Operations of Joint Ventures

Joint venture operations resulted in net losses of $455,600 for the first six months of 2001 and $220,600 in the second quarter of 2001 as a result of the continued anticipated losses of FITX ($555,000). These losses were offset by the positive performance of Tremont MRM Services Limited ($99,400). The Company anticipates that FITX will continue to operate at a loss for the remainder of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $2,709,200 in cash and cash equivalents and working capital of $4,279,400, as compared to cash and cash equivalents of $3,481,600 and working capital of $4,565,400 at December 31, 2000.

Cash flow provided by operating activities was $3,347,600 for the six months ended June 30, 2001, compared to $1,607,300 for the six months ended June 30, 2000. This increase resulted from increases in net income, deferred income taxes payable, losses from operations of joint ventures, and tax benefits from the exercise of stock options, as well as a decrease in accounts receivable. Cash used by operations offsetting the above increases resulted from increases in prepaid expenses and other current assets, other assets, and the advancement of loans to certain executive officers, as well as decreases in accrued expenses and deferred revenue. In addition, equity earnings of investments resulted in a reduction of cash provided by operating activities.

Cash flow used by investing activities was $4,114,500 for the six months ended June 30, 2001, compared to $1,661,300 for the six months ended June 30, 2000. The uses of cash resulted from additional investments into certain of the Company's onshore and offshore proprietary investment funds, purchases of computer equipment and furniture to support the continued growth of the Company's personnel base and technology infrastructure, and additional investments in the Company's joint venture with FITX. These uses of cash were partially offset by dividend distributions received from the Company's joint venture with Tremont MRM Services Limited.

During April 2001, the Company advanced a loan to an executive officer of $370,000 that matures on April 1, 2002.

During July 2001, the Company executed a $1,000,000 letter of credit of in order to secure a ten-year lease entered into with its landlord for expanded corporate office space at its existing location beginning in 2002. The letter of credit is with the same bank that issued the Company its revolving note payable. Under the terms of the letter of credit the amount available under the revolving note payable is reduced from $2.5 million to $1.5 million, effective immediately.

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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 12, 2001, and adjourned to, and reconvened on, June 28, 2001 for the purposes of confirming receipt and tabulation of shareholder votes, the stockholders elected the following to serve as directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified:

                                      FOR                  WITHHOLD
                                      ---                  --------
     Sandra L. Manzke              9,469,243                15,889
     Robert I. Schulman            9,460,199                24,933
     John J. Keeley, Jr.           9,469,243                15,889
     Jimmy L. Thomas               9,469,243                15,889
     Alan A. Rhein                 9,469,243                15,889
     Richard O'Brien               9,461,431                23,701
     Nicola Meaden                 9,469,243                15,889
     Bruce D. Ruehl                9,421,284                63,848



The Stockholders also voted to amend its Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock from 10 million Shares to 20 million Shares. The vote was as follows:

               FOR                  AGAINST                 ABSTAIN
               ---                  -------                 -------
            6,811,917              2,672,486                   --


The Stockholders also voted to ratify the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001. The vote was as follows:

               FOR                  AGAINST                 ABSTAIN
               ---                  -------                 -------
            9,485,127                  --                       --


ITEM 6.  REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated July 10, 2001 disclosing that it had entered into an Agreement and Plan of Merger by and among the Company, Oppenheimer Acquisition Corp., a Delaware corporation ("Oppenheimer"), and Joshua Acquisition Corp., a Delaware corporation, pursuant to which the Company would become a wholly-owned subsidiary of Oppenheimer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Tremont Advisers, Inc.


Date: August 7, 2001                /s/ Stephen T. Clayton
                                    ------------------------
                                    Stephen T. Clayton
                                    Chief Financial and Administrative Officer
                                    (Duly authorized Officer and
                                    Principal Financial and Accounting Officer)